Form 10-Q
period 1994-06-30
PACIFICARE HEALTH SYSTEMS INC
filed 1994-08-03
CIK 766456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1994
                               ---------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934














For the transition period from _________________ to __________________





                          ____________________________




                         Commission File Number 0-14181







- - --------------------------------------------------------------------------------

                         PACIFICARE HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)




                 Delaware                          33-0064895
     (State or other jurisdiction of              (IRS Employer
      incorporation or organization)          Identification Number)






                5995 Plaza Drive, Cypress, California 90630-5028
          (Address of principal executive offices, including zip code)


       (Registrant's telephone number, including area code) (714) 952-1121




- - --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No ____




As of July 29, 1994, there were 12,216,333 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 15,241,657 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Part 1:  FINANCIAL INFORMATION




Item 1:  FINANCIAL STATEMENTS





 PacifiCare Health Systems, Inc.
 Condensed Consolidated Balance Sheets
- - --------------------------------------------------------------------------------
                                                     June 30,     September 30,
 (Amounts in thousands,                                1994           1993
  except per share data)                            (Unaudited)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
 Assets
- - --------------------------------------------------------------------------------
 Current assets:
   Cash and equivalents                                $  57,988      $  33,262
   Marketable securities                                 487,131        403,969
   Receivables, net                                       82,481         53,674
   Prepaid expenses                                        7,896         10,648
   Deferred income taxes                                  15,894         13,346
- - --------------------------------------------------------------------------------

      Total current assets                               651,390        514,899
- - --------------------------------------------------------------------------------

 Property, plant and equipment, net                       91,876         79,049
 Marketable securities - restricted                       15,339         12,964
 Goodwill and intangible assets                          117,695         79,591
 Other assets                                              1,573          7,143
- - --------------------------------------------------------------------------------

                                                       $ 877,873      $ 693,646
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

 Liabilities and Shareholders' Equity
- - --------------------------------------------------------------------------------

 Current liabilities:
   Medical claims and benefits payable                 $ 294,100      $ 255,000
   Accounts payable and accrued liabilities              122,191         85,011
   Unearned premium revenue                               18,743          8,041
   Long-term debt due within one year                      8,299          4,066
- - --------------------------------------------------------------------------------

      Total current liabilities                          443,333        352,118
- - --------------------------------------------------------------------------------
 Long-term debt due after one year                        43,958         21,821
 Minority interest                                           413            413
 Shareholders' equity:
   Preferred shares, par value $1.00 per
      share; 10,000 shares authorized; none
      issued                                                   -              -
   Class A common shares, par value $0.01
      per share; 30,000 shares authorized,
      12,216 and 12,133 issued at June 30,
      1994 and September 30, 1993,
      respectively                                           122            121
   Class B common shares, par value $0.01
      per share; 60,000 shares authorized,
      15,242 and 15,123 issued at June 30,
      1994 and September 30, 1993,
      respectively                                           153            151
   Additional paid-in capital                            140,980        138,145
   Retained earnings                                     248,914        180,877
- - --------------------------------------------------------------------------------

      Total shareholders' equity                         390,169        319,294
- - --------------------------------------------------------------------------------

                                                       $ 877,873      $ 693,646
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


See accompanying notes.



 PacifiCare Health Systems, Inc.
 Consolidated Statements of Income (unaudited)
- - --------------------------------------------------------------------------------

  (Amounts in thousands,                                Three months ended
   except per share data)                                    June 30,
                                                      -----------------------
                                                         1994          1993
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
 Revenue:
   Commercial Premiums                                  $ 313,127    $ 263,012
   Government Premiums (Medicare and Medicaid)            429,997      306,906
   Other income                                             9,135        5,794
- - --------------------------------------------------------------------------------

      Total operating revenue                             752,259      575,712
- - --------------------------------------------------------------------------------

 Expenses:
 Health care services:
   Medical services                                       295,476      222,477
   Hospital services                                      246,074      201,184
   Other services                                          72,400       55,610
- - --------------------------------------------------------------------------------

      Total health care services                          613,950      479,271
- - --------------------------------------------------------------------------------

 Marketing, general and administrative expenses            98,394       67,836
 Amortization of intangibles                                  890          630
- - --------------------------------------------------------------------------------

 Operating income                                          39,025       27,975
 Interest income                                            7,047        6,539
 Interest expense                                            (430)        (622)
- - --------------------------------------------------------------------------------

 Income before income taxes and cumulative
   effect of a change in accounting principle              45,642       33,892

 Provision for income taxes                                18,846       14,184
- - --------------------------------------------------------------------------------

 Income before cumulative effect of a change in
    accounting principle                                   26,796       19,708

 Cumulative effect on prior years of a change
   in accounting principle                                      -            -
- - --------------------------------------------------------------------------------

 Net income                                              $ 26,796     $ 19,708
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

 Weighted average common shares and equivalents
   outstanding used to calculated earnings per
   share                                                   28,027       27,948
- - --------------------------------------------------------------------------------

 Earnings per share:
   Before cumulative effect of a change in
      accounting principle                               $   0.95     $   0.71
   Cumulative effect on prior years of a
      change in accounting principle                            -            -
- - --------------------------------------------------------------------------------

   Earnings per share                                    $   0.95     $   0.71
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------



 See accompanying notes.


 PacifiCare Health Systems, Inc.
 Consolidated Statements of Income (unaudited)
- - --------------------------------------------------------------------------------

 (Amounts in thousands,                                 Nine months ended
  except per share data)                                     June 30,
                                                   -----------------------------
                                                       1994            1993
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
 Revenue:
   Commercial Premiums                              $   911,610    $   772,542
   Government Premiums (Medicare and Medicaid)        1,172,291        827,350
   Other income                                          28,530         15,702
- - --------------------------------------------------------------------------------

      Total operating revenue                         2,112,431      1,615,594
- - --------------------------------------------------------------------------------

 Expenses:
 Health care services:
   Medical services                                     836,536        627,766
   Hospital services                                    704,378        568,175
   Other services                                       199,557        157,563
- - --------------------------------------------------------------------------------

      Total health care services                      1,740,471      1,353,504
- - --------------------------------------------------------------------------------

 Marketing, general and administrative expenses         279,293        196,146
 Amortization of intangibles                              2,471          2,753
- - --------------------------------------------------------------------------------

 Operating income                                        90,196         63,191
 Interest income                                         19,432         16,981
 Interest expense                                        (1,435)        (1,555)
- - --------------------------------------------------------------------------------

 Income before income taxes and cumulative
   effect of a change in accounting principle           108,193         78,617

 Provision for income taxes                              45,814         33,032
- - --------------------------------------------------------------------------------

 Income before cumulative effect of a change in
     accounting principle                                62,379         45,585

 Cumulative effect on prior years of a change
   in accounting principle                                5,658              -
- - --------------------------------------------------------------------------------

 Net income                                         $    68,037    $    45,585
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

 Weighted average common shares and
   equivalents outstanding used to calculated
   earnings per share                                    27,948         27,829
- - --------------------------------------------------------------------------------

 Earnings per share:
   Before cumulative effect of a change in
      accounting principle                          $      2.23    $      1.64
   Cumulative effect on prior years of a
      change in accounting principle                       0.20               -
- - --------------------------------------------------------------------------------
   Earnings per share                               $      2.43    $      1.64
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


 See accompanying notes.


 PacifiCare Health Systems, Inc.
 Consolidated Statements of Cash Flows
 (unaudited)
- - --------------------------------------------------------------------------------

  (Amounts in thousands)                                Nine months ended
                                                            June 30,
                                                   -----------------------------
                                                       1994           1993
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
 Operating activities:
   Net income                                         $  68,037      $  45,585
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                      13,258          8,464
      Cumulative effect of a change in
       accounting principle                              (5,658)             -
      Deferred income taxes                               3,110            (85)
      Amortization of intangibles                         2,471          2,753
      Loss on disposal of fixed assets                      462              5
      Provision for doubtful accounts                       126          1,150
      Other                                                  35            517
      Changes in assets and liabilities, net
        of effects from acquisitions:
        Accounts receivable                             (24,390)       (19,025)
        Prepaid, intangible and other assets              9,415         (1,877)
        Medical claims and benefits payable              21,154         49,000
        Accounts payable and accrued
           liabilities                                   29,205         17,005
        Unearned premium revenue                          1,533          2,673
- - --------------------------------------------------------------------------------

      Net cash flows provided by operating
        activities                                      118,758        106,165
- - --------------------------------------------------------------------------------

 Investing activities:
   Purchase of marketable securities                    (82,547)      (174,377)
   Purchase of property, plant and equipment            (18,409)       (12,258)
   Acquisitions, net of cash acquired                   (15,434)             -
   Sale (purchase) of marketable securities -
      restricted                                          1,105            (92)
   Proceeds from sale of equipment                            -             14
- - --------------------------------------------------------------------------------

      Net cash flows used in investing activities      (115,285)      (186,713)
- - --------------------------------------------------------------------------------

 Financing activities:
   Borrowings under long-term lines of credit            24,600              -
   Principal payments on long-term debt                  (4,050)        (2,777)
   Proceeds from issuance of common stock                 1,780         60,796
   Purchase and retirement of common stock               (1,077)        (3,792)
- - --------------------------------------------------------------------------------

      Net cash flows provided by financing
        activities                                       21,253         54,227
- - --------------------------------------------------------------------------------

 Net increase (decrease) in cash and equivalents         24,726        (26,321)
 Beginning cash and equivalents                          33,262         30,137
- - --------------------------------------------------------------------------------

 Ending cash and equivalents                          $  57,988      $   3,816
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------




 See accompanying notes.


 PacifiCare Health Systems, Inc.
 Consolidated Statements of Cash Flows (unaudited)
- - --------------------------------------------------------------------------------

 (Amounts in thousands)                                 Nine months ended
                                                             June 30,
                                                   -----------------------------
                                                          1994           1993
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
 Supplemental cash flow information
  Cash paid during the period for:
   Income taxes                                         $ 39,277       $ 20,288
   Interest                                             $  1,249       $  1,655
- - --------------------------------------------------------------------------------
 Supplemental schedule of noncash investing
  and financing activities:
   Leases capitalized                                   $  3,896       $  3,153
   Tax benefit realized upon exercise of stock
      options                                           $  1,287       $  3,779
   Compensation awarded in Class B Common Stock         $    849       $      -
   Capital leases terminated                            $      1       $     45
   Conversion of 7.50% subordinated convertible
      debentures                                        $      -       $     20
- - --------------------------------------------------------------------------------
 Details of businesses acquired in purchase
  transactions:
   Fair value of assets acquired                        $ 71,256       $      -
   Less liabilities assumed or created,
      including notes to seller                           39,114              -
- - --------------------------------------------------------------------------------
   Cash paid for acquisitions                             32,142              -
   Cash acquired in acquisitions                          16,708              -
- - --------------------------------------------------------------------------------
   Net cash paid for acquisitions                       $ 15,434       $      -
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


 See accompanying notes.

                         PACIFICARE HEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1994

                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The interim condensed consolidated financial statements included herein have been prepared by PacifiCare Health Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, filed with the SEC in December 1993. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim condensed consolidated financial statements, and the consolidated results of its operations and its cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITIONS

     In June 1994, the Company entered into an agreement to acquire all of the issued and outstanding capital stock of Pasteur Health Plans, Inc. ("PHP"), Pasteur Delivery Systems, Inc. ("PDS") and Interstate Medical Equipment, Inc. ("IME"). PHP is a Miami-based health maintenance organization ("HMO") with approximately 50,000 members. PDS and IME are affiliated companies of PHP that provide medical and administrative services to PHP and other companies. These acquisitions which are subject to, among other things, various regulatory approvals are expected to close in the fourth quarter.

     The Company completed several acquisitions during the nine months ended June 30, 1994. In October 1993, the Company acquired certain assets including approximately 14,000 members from Freedom Plan, Inc. ("Freedom"). In November 1993, the Company acquired all of the issued and outstanding capital stock of each of California Dental Health Plan, Inc. ("CDHP") and Dental Plan Administrators ("DPA"). CDHP is a licensed provider of prepaid dental and optometric benefits for individuals and groups, and DPA is an affiliated company of CDHP that provides administrative services to CDHP and other companies. In December 1993, the Company acquired all of the issued and outstanding capital stock of Advantage Health Plans, Inc. ("Advantage"), a Miami-based HMO with
approximately 20,000 members.   In February 1994, the Company acquired all of
the issued and outstanding capital stock of Preferred Health Resources, Inc. ("PHRI"), a Seattle-based corporation. PHRI owns all of the issued and outstanding capital stock of Network Health Plan, Inc., a Seattle-based health care services contractor with approximately 28,000 members, and Network Management Incorporated, an affiliated company that provides administrative services to the health plan and other companies.

     The total purchase price for the completed and pending acquisitions is expected to be approximately $103 million. Of the total purchase price, $32 million has been paid to date. The Company expects to use borrowings under its long term line of credit to finance the initial payment for the pending acquisition. The contingent purchase payments for both pending and completed acquisitions will be paid in 1994 and 1995 if certain events occur. Based on the fair values of assets acquired and liabilities assumed for completed acquisitions, the preliminary estimate of excess purchase price is approximately $40 million. A final allocation of purchase price will be determined when appraisals and other studies are completed. The transactions have been accounted for as purchases and the operating results of each completed acquisition are included in the consolidated financial statements from the date of purchase. Amortization of the excess purchase price is made over a period not to exceed forty years.

     The following table summarizes the unaudited pro forma consolidated results of the Company as though the completed acquisitions occurred at the beginning of the periods presented giving effect to the interest income foregone, the costs associated with the integration of the operations into those of the Company and the amortization of the excess of the purchase price over the fair value of the assets acquired. The unaudited pro forma information is not necessarily indicative of the actual consolidated results of operations that would have occurred had the completed acquisitions occurred at the beginning of the period and is not intended to be indicative of results which may occur in the future.


- - --------------------------------------------------------------------------------
 (Unaudited)                        Three months ended      Nine months ended
 (Amounts in thousands,                  June 30,                June 30,
    except per share amounts)     ---------------------    ------------------
                                    1994        1993        1994        1993
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
 Premium revenue                  $ 743,124   $ 609,834 $ 2,128,233 $ 1,714,894
 Total operating revenue          $ 752,259   $ 617,150 $ 2,158,769 $ 1,734,925
 Pretax income                    $  45,642   $  32,770 $   106,447 $    76,868
 Net income (1)                   $  26,796   $  19,054 $    67,036 $    44,919
 Earnings per share (1)           $    0.95   $    0.68 $      2.40 $      1.61
- - --------------------------------------------------------------------------------


 (1) The unaudited pro forma income before cumulative effect of a change in accounting principle for the nine months ended June 30, 1994 was $61.3 million or $2.20 per share. The unaudited pro forma cumulative effect on prior years of a change in accounting principle for the nine months ended June 30, 1994 is $5.7 million or $0.20 per share (see Note 3 of the Note to Condensed Consolidated Financial Statements).


NOTE 3 - INCOME TAXES


     In October 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), ACCOUNTING FOR INCOME TAXES. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS No. 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

     As permitted by SFAS No. 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for the three and nine months ended June 30, 1994 was not material; however, the cumulative effect of the change recorded in the first quarter increased net income by $5,658,000 or approximately $0.20 per share.

NOTE 4 - LONG-TERM DEBT

     In January 1994, the Company established with The Chase Manhattan Bank ("Chase") and a syndicate of banks, a $130 million revolving line of credit (the "Credit Line"). The Company has and will continue to borrow under the Credit Line (see Note 2 of the Notes to Condensed Consolidated Financial Statements) during a one-year period commencing January 1994, after which time any amount outstanding will be converted into a two year term loan. Interest will be paid over the three year period at a rate per annum equal to the London Interbank Offered Rate plus a spread ranging from 0.3125 percent to 0.6250 percent or the prime rate. As a condition to providing the Credit Line, Chase is requiring that the Company use its good faith efforts to obtain guarantees from some of its HMOs and certain other subsidiaries. These subsidiaries will guarantee the Credit Line to the extent permitted by regulatory authorities. At June 30, 1994, advances under the Credit Line were $25 million. These advances have been classified as long-term debt because of the Credit Line's conversion feature.

NOTE 5 - SHAREHOLDERS' EQUITY

     On December 13, 1993, UniHealth America ("UniHealth"), the Company's largest shareholder, completed a public offering of 575,000 shares of the Company's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"). The Company did not receive any of the proceeds of this offering. Subsequent to the offering, UniHealth's ownership of Class A Common Stock was reduced to less than 50 percent.

     On February 23, 1993, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), in the open market subject to market conditions; such shares are to be retired upon purchase. As of June 30, 1994, the Company had purchased and retired 295,700 shares of Class B Common Stock at an average price of $31.29 per share. There were 35,000 shares purchased in the nine months ending June 30, 1994. This program was formally terminated by the Board of Directors of the Company on April 28, 1994.


     In November 1992, the Company completed a public offering of 3,200,000 shares of Class B Common Stock, of which 1,600,000 shares were sold by the Company and 1,600,000 shares were sold by UniHealth. The net proceeds received by the Company from the sale of the 1,600,000 shares of Class B Common Stock offered by the Company were approximately $59 million after deducting underwriting discounts, commissions, and expenses of the offering.

NOTE 6 - CONTINGENCIES

     The Company is involved in legal actions in the normal course of business, some of which seek substantial monetary damages, including claims for punitive damages which are not covered by insurance. After review, including consultation with counsel, management believes any ultimate liability in excess of amounts accrued which could arise from the actions would not materially affect the Company's consolidated financial position or results of operations.

Part I:  FINANCIAL INFORMATION

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents membership data by region and by consumer type as of the dates indicated.


                       AT JUNE 30, 1994                 AT JUNE 30, 1993
- - --------------------------------------------------------------------------------

                         Government                        Government
  MEMBERSHIP             (Medicare &                       (Medicare &
     DATA    Commercial   Medicaid)     Total   Commercial  Medicaid)    Total

- - --------------------------------------------------------------------------------
California      610,270     272,403     882,673    563,153   215,088    778,241
Florida           8,070      10,740      18,810          -         -          -
Oklahoma        111,522      11,182     122,704    107,547     8,037    115,584
Oregon           55,132      36,821      91,953     52,213    26,524     78,737
Texas            60,931      33,963      94,894     53,656    19,486     73,142
Washington       27,997      16,283      44,280     13,013         -     13,013
- - --------------------------------------------------------------------------------
Total
membership      873,922     381,392   1,255,314    789,582   269,135  1,058,717
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------




                                     THREE MONTHS ENDED     NINE MONTHS ENDED
 OPERATING STATISTICS                     JUNE 30,               JUNE 30,
                                   --------------------------------------------
                                          1994      1993      1994      1993
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
 Medical loss ratio (health care
   services as a percent of premium
   revenue)                                82.6%     84.1%     83.5%     84.6%

 Marketing, general and administrative
   expenses as a percent of operating
   revenue                                 13.1%     11.8%     13.2%     12.1%

 Operating income as a percent of
   operating revenue                        5.2%      4.9%      4.3%      3.9%

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


RESULTS OF OPERATIONS

                    Three and Nine months Ended June 30, 1994
                                 Compared to the
                    Three and Nine months Ended June 30, 1993

     Total operating revenue increased 31 percent to $752 million for the three months ended June 30, 1994 from $576 million for the same period in the prior year. Enrollment gains in both the government (Medicare and Medicaid) and commercial programs provided an increase in total operating revenue of $115 million, while an additional $16 million was derived from higher premium rates in both programs. In addition, approximately $37 million of the increase in total operating revenue represents the incremental operations included in the quarter ended June 30, 1994 of acquisitions described in Note 2 of the Notes to Condensed Consolidated Financial Statements. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase.

     Total operating revenue increased 31 percent to $2.1 billion for the nine months ended June 30, 1994 from $1.6 billion for the same period in the prior year. Enrollment gains in both the commercial and government programs provided an increase in total operating revenue of $330 million, while an additional $74 million was derived from higher premium rates in both programs. In addition, approximately $66 million of the increase in total operating revenue represents the incremental operations included in the nine months ended June 30, 1994 of acquisitions described above. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase.


     For the three and nine months ended June 30, 1994, commercial HMO premiums increased $48 million to $297 million and $127 million to $863 million, respectively, as compared to the same periods in the prior year. Excluding the effects of acquisitions described above, membership growth provided the majority of the increase in the commercial HMO program. Premium rate increases for the three and nine month periods ended June 30, 1994 averaging three and four percent, respectively, also contributed to the increase. Commercial HMO premium rates are expected to remain flat or decrease slightly in the next enrollment period due to increasing competitive pressures in the Company's markets. The remainder of the increase in commercial premiums was derived from commercial specialty managed care products and services and joint venture medical groups.


     Government premiums rose $123 million to $430 million and $345 million to $1.2 billion for the three and nine months ended June 30, 1994. Enrollment gains predominately in the Secure Horizons program contributed 78 percent of this increase in both periods. Premium rate increases for Medicare risk programs, including the Company's Secure Horizons program, beginning January 1, 1995 are expected to be comparable to or slightly higher than rates received in the current year.

     Total health care service expenses as a percent of premium revenue (the "medical loss ratio") for the quarter ended June 30, 1994, have decreased to
82.6 percent from 84.1 percent for the same period in the prior year. The commercial medical loss ratio decreased to 80.2 percent from 82.3 percent while the government medical loss ratio decreased to 84.4 percent from 85.6 percent. For the nine months ended June 30, 1994, the consolidated medical loss ratio of
83.5 percent decreased compared to a ratio of 84.6 percent for the same period in the prior year. The commercial medical loss ratio decreased to 80.5 percent from 82.7 percent while the government medical loss decreased to 85.9 percent as compared to 86.4 percent for the same period in the prior year.

     The health care service expenses for the three and nine month periods ended June 30, 1994 and 1993, reflect the impact of net positive reserve adjustments of approximately $9 million and $5 million, respectively. These net positive reserve adjustments result primarily from the periodic reconciliation of amounts reserved for physician incentive programs and revised estimates for hospital services and other health care costs which have been incurred but not yet reported. The Company periodically makes adjustments to these estimated expenses based on actual calculations and changed expectations. The $4 million increase in net positive reserve adjustments is primarily attributable to increases in members served under hospital capitation arrangements and improved contracting.

     Commercial net positive reserve adjustments for the three and nine months ended June 30, 1994 increased to $4 million from $3 million for the same period in the prior year. Government net positive reserve adjustments for the three and nine months ended June 30, 1994 increased to $5 million compared to $2 million for the same period in the prior year.

     The decrease in the commercial medical loss ratio for the three and nine months ended June 30, 1994 is primarily attributable to lower inpatient hospital costs. This decrease was partially offset by higher hospital capitation costs and physician payments. Changes in contractual relationships with providers have increased hospital capitation costs. The addition of dental products and other recent acquisitions (see Note 2 of the Notes to Condensed Consolidated Financial Statements) have increased physician payments.

     The decrease in the medical loss ratio for the government program for the three and nine months ended June 30, 1994 as compared to the same period of the prior year is primarily related to lower hospital expenses and increases in net positive reserve adjustments described above.

     Marketing, general and administrative expenses ("MG&A") increased $30 million to $98 million for the three months ended June 30, 1994 from $68 million for the same period in 1993. As a percentage of operating revenue, marketing, general and administrative expenses increased to 13.1 percent from 11.8 percent. For the nine months ended June 30, 1994, marketing, general and administrative expenses totaled $279 million, an increase of $83 million over the same period in the prior year. As a percentage of total operating revenue, marketing, general, and administrative expenses increased to 13.2 percent from 12.1 percent for the same period in 1993. These increases are primarily attributable to higher costs related to developing markets, products and services in new as well as established geographic areas, incremental expenses to integrate acquisitions and depreciation related to the upgrading of the Company's management information systems. MG&A in the current period also include investments for the development of a national brand marketing image and the write off of obsolete equipment. These costs totaled approximately $2 million.

     Earnings per share ("EPS") rose 34 percent to $0.95 for the quarter ended June 30, 1994, compared to $0.71 for the comparable quarter in the prior year. For the nine months ended June 30, 1994, before the cumulative effect of a change in accounting principle, earnings per share increased 36 percent to $2.23. These increases are primarily related to membership growth derived substantially from the government program. Decreases in health care service expenses were partially offset by increases in MG&A. The results for three and nine months ended June 30, 1994 and 1993 include approximately $0.18 and $0.10, respectively, related to the net positive reserve adjustments previously described. EPS for the three and nine months ended June 30, 1994 were reduced by approximately $0.04 related to costs in MG&A discussed above. Changes in income tax accounting principles (see Note 3 of the Notes to Condensed Consolidated Financial Statements) increased earnings per share by approximately $0.20, resulting in earnings per share of $2.43 for the nine month period ended June 30, 1994.

     The Company's ability to expand is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with additional physicians or to ensure that existing physician groups expand their operations to accommodate the Company's new HMO membership. Achieving such objectives with physicians is becoming difficult due to increasing competition. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, utilization, new technologies, hospital costs, major epidemics, and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital as of June 30, 1994 was $208 million, an increase of $45 million from September 30, 1993. The increase is primarily attributable to borrowings of long-term debt of $25 million, discussed below, and increases in cash generated from operations partially offset by acquisitions made with cash. The total purchase price for completed and pending acquisitions described in Note 2 of the Notes to Condensed Consolidated Financial Statements is expected to be approximately $103 million, $32 million of which has been paid to date. The completed acquisitions have been financed through the sale of certain of the Company's investments in marketable securities and borrowings under its long term line of credit. The remainder of the purchase price will be paid in 1994 and 1995 if certain contingent events occur.

     Cash generated from operations increased by $13 million for the nine months ended June 30, 1994 as compared to the same period in the prior year. The majority of this change is the result of an increase of $22 million in net income offset by changes in assets and liabilities.

     The decrease in the purchase of marketable securities by the Company is related to the investment of $15 million of cash, net of cash acquired, in the current year for the acquisitions discussed above. In addition, the prior year includes the investment of $59 million of offering proceeds received in October 1992. The Company made capital expenditures of $22 million for the nine months ended June 30, 1994, primarily for computer equipment. These purchases were financed in part by borrowings under capital leases. The Company anticipates that the level of capital expenditures will increase in fiscal year 1995 to support the redesign of information systems.

     In January 1994, the Company established with Chase and a syndicate of banks, a $130 million revolving line of credit (see Note 4 of the Notes to Condensed Consolidated Financial Statements). The Company believes that its current capital resources are adequate to fund its existing HMO operations, the introduction of new products and services and the continued development of its health care-related businesses. The Company will borrow from the credit line to finance the acquisition of PHP (see Note 2 of the Notes to Condensed Consolidated Financial Statements). The establishment of the Credit Line enhances the Company's ability to introduce new products and services, expand geographic markets and consummate acquisitions.

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is effective for fiscal years beginning after December 15, 1993. If the Company had adopted SFAS No. 115 for the fiscal year ended September 30, 1993, all current, unrestricted investments in debt and equity securities would have been designated as "available-for-sale," and the Company estimates the cumulative effect of the change in accounting principle would have been an increase to marketable securities of $16 million, an increase to shareholders' equity of $9 million and an increase to deferred tax liabilities of $7 million. The Company will be required to comply with SFAS No. 115 for the fiscal year ending September 30, 1995 and does not plan to adopt its provisions earlier. No assurance can be made that the actual cumulative effect of the change, when adopted, will be comparable to the amount estimated above.

Part II. OTHER INFORMATION


Item 1:  Legal Proceedings

               None

Item 2:  Changes in Securities

               None

Item 3:  Defaults Upon Senior Securities

               None

Item 4:  Submission of Matters to a Vote of Security Holders

               None

Item 5:  Other Information

               None

Item 6:  Exhibits and Reports

               a) Exhibit Index

                    Exhibit 11A Computation of Net Income per Share of Common Stock - Primary

                    Exhibit 11B Computation of Net Income per Share of Common Stock - Fully Diluted

               b) No other reports on Form 8K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PACIFICARE HEALTH SYSTEMS, INC.
                         -------------------------------
                                  (Registrant)


Date:       August 3, 1994                 By:  /s/     Alan Hoops
       ------------------------------          ----------------------------
                                                        Alan Hoops
                                                    President and Chief
                                                     Executive Officer


Date:       August 3, 1994                By:  /s/    Wayne Lowell
       ------------------------------         ----------------------------
                                                      Wayne Lowell
                                              Executive Vice President and
                                                 Chief Financial Officer