Form 10-K
period 1994-08-30
PACIFICARE HEALTH SYSTEMS INC
filed 1994-11-23
CIK 766456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________________

                         Commission File Number 0-14181

                         PACIFICARE HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its Charter)


Delaware                                               33-0064895
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)

                5995 Plaza Drive, Cypress, California 90630-5028
          (Address of principal executive offices, including zip code)

(Registrant's telephone number, including area code) (714)  952-1121

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Class A Common
                                                             Stock, par value
                                                             $0.01
                                                             Class B Common
                                                             Stock, par value
                                                             $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of voting stock held by non-affiliates of the Registrant on November 1, 1994, was approximately $446,411,000.

The number of shares of Class A Common Stock and Class B Common Stock outstanding at November 1, 1994, was 12,249,033 and 15,291,879, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE


               DOCUMENT                                     WHERE INCORPORATED
Portions of the Registrant's definitive Proxy Statement
     to be filed by January 28, 1995
                                                                 Part III

                                     PART I


ITEM 1. BUSINESS

     PacifiCare [REGISTERED TRADEMARK] Health Systems, Inc. (the "Company") is one of the nation's leading managed health care services companies which arranges for the delivery of a comprehensive range of health care services, primarily through its health maintenance organization ("HMO") operations, for more than 1.3 million commercial, Medicare and Medicaid members. The Company serves the group employer market through seven wholly-owned HMOs located in California, Florida, Oklahoma, Oregon, Texas and Washington, which as of September 30, 1994 had a combined commercial membership of approximately 949,000 members.

     Since 1985, the Company has arranged for health care services to Medicare beneficiaries through its Secure Horizons[REGISTERED TRADEMARK] programs pursuant to capitated risk contracts with the Health Care Financing Administration ("HCFA"). Secure Horizons is the largest Medicare risk program in the nation and the Company believes one of the fastest growing (in terms of membership) Medicare risk programs in the United States. As of September 30, 1994, the Company had approximately 409,000 members enrolled in its government (Medicare and Medicaid) programs.

     The Company's commercial and government program members are provided some or all of the following health care services, including primary and specialty physician care, hospital care, laboratory and radiology services, prescription drugs, dental and vision care, skilled nursing care, physical therapy and psychological counseling. The Company also offers certain specialty products and services to group purchasers and to other managed care organizations and their beneficiaries, including Medicare risk management services, pharmacy benefit management, military health care management, coordination of managed care products for multi-region employers, health and life insurance, behavioral health, workers' compensation, dental and vision services and health promotion. The Company believes that its ability to provide a wide range of products and services through its commercial and government programs, together with its specialty managed care programs, will enable it to respond effectively to changes and needs in the health care marketplace.

THE MANAGED CARE INDUSTRY

     Health care costs in the United States have risen from $27 billion in 1960, comprising five percent of gross domestic product, to more than $1 trillion in 1994 comprising more than 14 percent of gross domestic product. In response to the rapid increases in health care costs, employers, insurers, government entities and health care providers have sought cost-effective alternatives to conventional indemnity insurance for the delivery of and payment for quality health care services. The integration of the delivery of, and payment for, health care services distinguishes HMOs from conventional health insurance plans.

     HMOs emerged as an alternative to conventional health insurance plans following enactment of the Federal Health Maintenance Organization Act of 1973 (the "HMO Act"), a statute designed to encourage the establishment and expansion of HMOs. The number of HMOs in the United States grew from 175 in December 1976 to more than 550 in December 1994. Over this period, HMO enrollment increased at an annual compound rate of approximately 13 percent, from approximately 6 million members in December 1976 to an estimated 50 million members in December 1994.

     The rate of increase in HMO membership has moderated in recent years in response to increased competition from other types of managed health care options, such as preferred provider organizations ("PPOs") and certain employer self-funded programs. In addition, in some geographic markets such as California, large employers have reduced the number of HMO options offered to their employees. The Company believes that the ability to offer broad geographic or statewide service and a wide range of specialty managed health care products and services have become key competitive factors in achieving greater economies of scale in the provision of more cost-effective health care services and in attracting and retaining membership.

HEALTH CARE SERVICES

     There are four basic organizational models of HMOs that are primarily distinguishable by the HMO's relationship with its physician providers and the capital intensiveness of its operations.

     GROUP HMOs contract with one large multi-specialty medical group practice which typically receives a monthly fixed fee, known as a capitation fee, for each HMO member, regardless of the number of physician visits.

     NETWORK HMOs contract with more than one physician group to provide services generally on a capitation fee basis.

     INDIVIDUAL PRACTICE ASSOCIATION ("IPA") HMOs contract with independent physicians who are broadly dispersed throughout a community and who see patients in their own offices in exchange for a monthly capitation fee or on a discounted fee basis.

     STAFF HMOs employ the physician and, ordinarily, use capital to provide the facility in which the physician sees patients. The physician receives a salary and/or bonus typically based on the performance of the HMO.

     The Company primarily operates network and group HMOs and, to a lesser extent, IPA and staff model HMOs. In order to enhance cost and quality control, the Company may, in certain instances, expand its current involvement with health care providers by making investments in their operations or in health care facilities.

     Members of the company's HMOs are offered a range of health care services. These services generally include the following:

     MEDICAL SERVICES. Primary care and specialist physician services, laboratory and radiology services, family planning, health education and home services, outpatient surgery and certain other outpatient services in which hospitalization is not medically necessary or appropriate.

     HOSPITAL SERVICES. Inpatient acute care, including room and board, medical and surgical services, and care in skilled nursing facilities.

     OTHER SERVICES. Emergency room, ambulance and out-of-area emergency services, supplemental benefits for prescription drugs, durable medical equipment and chiropractic, behavioral health, vision and dental services.

HMO OPERATIONS

     The Company's total membership grew to approximately 1,358,000 at September 30, 1994 from approximately 246,000 at September 30, 1987, a compound annual growth rate of approximately 28 percent. The Company anticipates that its future growth will be enhanced by the expansion of its government programs, acquisitions, expansion into new markets, the marketing of a broader range of managed care products and services and the development of nationwide servicing capabilities. The Company has also developed point-of-service plans, which combine the features of an HMO (a defined provider network providing care to members with reduced deductibles and co-payments) with the features of a traditional indemnity insurance product (the freedom to use any physician, with higher deductibles and co-payments).

     The following table provides a breakdown of the Company's membership at September 30, 1994:


                                                  GOVERNMENT
                                                 (MEDICARE &
                              COMMERCIAL            MEDICAID)           COMBINED    PERCENT OF TOTAL
                           ----------------------------------------------------------------------------
California                       627,161             295,123             922,284               67.9%
Florida                           58,597              10,007              68,604                5.0
Oklahoma                         113,117              11,933             125,050                9.2
Oregon                            58,512              38,616              97,128                7.2
Texas                             62,320              36,834              99,154                7.3
Washington                        29,417              16,582              45,999                3.4
                           ----------------------------------------------------------------------------
Total Membership                 949,124             409,095           1,358,219              100.0%
                           ----------------------------------------------------------------------------
                           ----------------------------------------------------------------------------




     COMMERCIAL MEMBERS

     The Company's commercial membership grew to approximately 949,000 at September 30, 1994 from approximately 175,000 at September 30, 1987, a compound annual growth rate of approximately 27 percent. Commercial members generally join the Company's HMOs through an employer, which typically offers employees a selection of indemnity insurance and managed health care plans, pays for all or part of the monthly costs thereof and makes payroll deductions for any costs payable by the employee. During a designated annual "open enrollment period," employees may select their desired health care coverage. New employees select their health care coverage at the time of their employment. Monthly premium rates are negotiated between the Company and the employer and are typically fixed for a one-year period, although there is generally no requirement that the employer offer the Company's services after the expiration of such period.

     For the commercial employer market, the Company offers a range of benefit plan options that generally vary only in the level of co-payments required for physician office visits, inpatient hospitalization and certain other services.
A co-payment is a nominal charge paid by the member, generally at the time of service. The Company believes that such co-payments are useful in helping contain the costs of health care without providing a barrier to members seeking needed health care services. The Company also offers, at an additional premium, supplemental benefits such as outpatient prescription drug, dental, vision and chemical dependency services. These services are generally provided through subcontracting or referral relationships with other health care providers.

     The Company's 25 largest employer groups as of September 30, 1994 accounted for approximately 38 percent of total commercial membership, with the largest employer group comprising approximately eight percent of total commercial membership. The Company's five largest employer groups provided, in the aggregate, approximately 23 percent of its commercial revenue for the fiscal year ended September 30, 1994.

     GOVERNMENT MEMBERS

     The Company's government membership grew to approximately 409,000 at September 30, 1994 from approximately 71,000 at September 30, 1987, a compound annual growth rate of approximately 28 percent. Since 1985, the Company has provided health care services to Medicare beneficiaries through its Secure Horizons programs pursuant to annual contracts with HCFA. These contracts entitle the Company to a fixed fee-per-member premium (a "risk contract") and are subject to periodic unilateral revisions based on certain demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. Secure Horizons is the largest Medicare risk program in the nation and the Company believes one of the fastest growing (in terms of membership) Medicare risk programs in the United States.

     As a risk contractor, in addition to the payment of a fixed fee-per-member premium by the member, Secure Horizons is reimbursed by the federal government for the projected cost of health care services. Members in the Secure Horizons programs are enrolled on an individual basis and may disenroll upon 30 days' notice. The Company believes that its Secure Horizons programs are attractive to Medicare beneficiaries because these programs provide a more comprehensive package of benefits than offered under traditional Medicare, and because these programs substantially reduce the member's administrative responsibilities.

     The Company's Medicare contracts are automatically renewed every 12 months unless the Company or HCFA elects either not to renew or to terminate them.
HCFA may unilaterally terminate the Company's Medicare contracts if the Company fails to continue to meet compliance and eligibility standards. This could have a material adverse effect on the Company.

     Because the use of health care services by Medicare recipients generally exceeds the use of services by those who are under the age of 65, the Company's Medicare contracts provide for substantially larger revenue per member than do the Company's non-Medicare plans. Premium revenue for each Secure Horizons member is more than three times that of a commercial member, reflecting, in part, the higher medical and administrative costs of serving a Medicare member. As a result, although members in the Secure Horizons programs represented approximately 30 percent of the Company's membership at September 30, 1994, they accounted for approximately 57 percent of the consolidated premium revenue for the fiscal year ended September 30, 1994. Such programs, however, also are subject to certain risks relative to commercial programs, such as higher comparative medical costs, higher levels of utilization, government and regulatory reporting requirements, the possibility of reduced or insufficient government reimbursement in the future and higher marketing and advertising costs associated with selling to individuals rather than to groups.

     The Company's Secure Horizons programs are not permitted, under federal regulations, to account for more than one-half of the Company's total HMO members in each of the Company's non-contiguous geographic state markets. This limitation may constrain the Company's rate of growth in expansion of markets where the Company is able to add Medicare members at a faster rate than commercial members.

     In response to employer's needs to provide cost-effective health care coverage for their retired employees who may not be currently eligible for Medicare benefits, the Company developed the Secure Horizons retiree product. This product takes advantage of PacifiCare's expertise developed in its traditional Medicare risk programs. The premium and provider networks are the same as in the Company's Secure Horizons programs. The retiree product provides the Company with access to individuals who, once familiar with the Company's services and delivery system, may enroll in Secure Horizons programs after they become eligible for Medicare benefits.

     Since 1993, the Company has arranged for health care services to Medicaid eligibles through its HMO subsidiaries pursuant to annual contracts with the Department of Health and Human Services ("HHS"). Currently, the Company has the ability to arrange for health care services to Medicaid eligibles in California, Florida and Oregon and is developing the capacity to enroll Medicaid eligibles in Oklahoma and Texas. The Company receives a capitated payment for each Medicaid member from HHS similar to payments received by the Company from HCFA in connection with the Secure Horizons programs. Although the benefits available to Medicaid eligibles are extensive, the Company believes that its Medicaid programs are attractive to Medicaid eligibles because these programs provide access to quality health care providers, continuity of medical care and an introduction into mainstream managed care. The Company's Medicaid contracts with HHS are renewed on an annual basis.

PROVIDER ARRANGEMENTS

     The Company contracts with more than 330 physician groups for a defined range of health care services. The Company pays for health care services provided by physicians or physician groups by paying a monthly fee, or capitation payment, based on a percentage of premium revenue or per-member-per-month fee for each member assigned to the group. The capitation payment rate is negotiated annually in advance with each physician or physician group and does not subsequently vary with the nature or extent of services provided. Except as provided below, generally, there is no requirement that the provider continue its relationship with the Company upon expiration of the annual period. The Company may make incentive payments to the physician or physician group based on performance relative to budgeted targets. The Company believes that these methods of physician reimbursement encourage efficient utilization of health care services by its providers.

     To develop more strategic and long term alliances with certain physician groups which currently contract with the Company (the "Groups"), the Company, in September 1994, commenced a public offering of 750,000 shares of the Company's non-voting Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), to approximately 50 of such Groups. If a Group agrees to purchase shares in the offering, it will enter into an agreement whereby it will be irrevocably obligated to purchase a fixed number of shares of the Class B Common Stock. The purchase price for the shares will be fixed and payable over a five year period. To date, the Company has not entered into any agreements with any of the groups to sell shares under this offering.

     The Company contracts with 478 hospitals for hospital services under a variety of arrangements including per diem, percentage of premium or per-member-per-month capitation, discounted fee-for-service, flat fee and fee-for-service arrangements. The loss of contracts with certain physician groups and with certain hospitals could have a material adverse effect on the Company's HMO operations.

QUALITY ASSURANCE

     The Company evaluates the quality and appropriateness of medical care provided to its HMO members by performing medical care evaluation and member satisfaction studies, by reviewing the utilization of certain services and by responding to member and physician complaints. These evaluations are based on statistical information compiled by the Company concerning the utilization of various health care services and on-site reviews of medical records at the medical groups.

     The Company has established a peer review procedure, which is implemented at each HMO by a Quality Assurance Committee chaired by the HMO's Medical Director and comprised of physicians and representatives of the physician groups. When a new physician or physician group is considered by the Company as a potential provider, the Company seeks to evaluate, among other things, the quality of the physician or group's medical facilities, medical records, laboratory and x-ray licenses and the capacity to handle membership demands. Once selected, a physician or group is periodically reviewed to monitor whether members are receiving quality medical care. The Company also has a member services department to respond to membership questions and complaints.

     The Company's California commercial and Secure Horizons HMO programs are accredited by the National Committee for Quality Assurance ("the "NCQA"), a non-profit institution which represents the interest of health care purchasers and consumers as well as health care organizations. The California commercial and Secure Horizons HMO programs received full accreditation from the NCQA in 1992. PacifiCare's California and Secure Horizons HMO programs were the first HMOs in California to be accredited.

CONTROL OF HEALTH CARE COSTS

     The Company manages health care costs primarily by entering into contractual arrangements with health care providers and by sharing the risk of certain health care costs with the Company's contracting physicians or groups and hospitals. The Company's HMOs arrange for comprehensive health care services for their members principally through capitation, a fixed monthly payment made without regard to frequency, extent or nature of the health care services actually furnished. Benefits are provided to enrolled members generally through the Company's contractual relationships with physician groups and hospitals. For the year ended September 30, 1994, physician and hospital capitation represented 56 percent and 69 percent, respectively, of total health care costs for both the commercial and government programs combined. The focus for medical utilization and cost control in the Company's HMOs is the primary care physician or group (family practice, internal medicine, pediatrics) which directs referrals, hospitalization and other services and is responsible for any related payments to those referral providers. The primary care physician or group is selected by the HMO member as the member's personal physician or group. In order to manage hospital and other health care costs, the Company provides additional incentives to the physicians or groups for appropriate utilization of hospital inpatient, outpatient, surgery, and emergency room services. The Company also operates a utilization review system, under which routine hospital admissions and lengths of stay are reviewed by utilization review committees comprised of several physicians at each physician group. The committees approve non-emergency hospitalizations in advance. After admission, the committees, together with the Company's medical services utilization staff, carefully monitor the member's continued stay.

     The Company, through its medical services department, becomes actively involved in the utilization review of longer, more costly hospitalizations and emergencies. This department also becomes involved in the field to monitor catastrophic cases in an effort to provide members appropriate medical care and suggest treatment options that may be more appropriate and cost-effective than a long-term hospital stay.

     The profitability of the Company is dependent on maintaining effective control over health care costs. New technologies, inflation, hospital costs, major epidemics and numerous other external factors may affect the ability of HMOs, including the Company's HMOs, to control health care costs.

RISK MANAGEMENT

     In addition to the Company's cost control systems, the use of underwriting criteria is an integral part of its risk management efforts. Underwriting is the process by which a health plan assesses the risk of enrolling employer groups and establishes appropriate or necessary premium rates. Utilizing underwriting criteria, the Company seeks to avoid contracting with employers whose employees are likely to experience an actuarially higher than expected need for medical care. Underwriting techniques are not employed with small employers (defined as groups with four to 50 employees) or with the government programs because of regulations which require the Company to accept all such employer groups and all Medicare and Medicaid applicants.

     In addition, the Company shifts part of the risk of catastrophic losses by maintaining reinsurance coverage for hospital costs incurred in the treatment of catastrophic illnesses of its members. The Company also maintains general liability, property, insolvency and medical malpractice insurance coverage in amounts that the Company believes are adequate. The Company requires contracting physicians, physician groups and hospitals to maintain individual malpractice insurance coverage. Such insurance may become increasingly important if plaintiffs prove successful in recent efforts to expand the liability of an HMO for negligence, including the negligence of providers with whom it directly or indirectly contracts. The Company has from time to time been subject to litigation, including claims for punitive or bad faith damages, which are not covered by insurance.

MARKETING

     The Company solicits new employer groups of various sizes through direct, personal selling efforts and through contacts with insurance brokers and consultants. Many employer groups under contract with the Company are represented by insurance brokers and consultants who work with the employer to recommend or design employee benefits packages. Brokers are paid on a commission basis by the Company over the life of the contract, while consultants generally are paid by the employer.

     In response to increased HMO penetration of employer groups in the southern California service area, the Company has developed a marketing strategy to strengthen and increase its market share by increasing penetration in existing employer groups and by increasing access to new populations through expansion of its delivery network. This strategy includes implementing a telemarketing program and using extensive market research. Marketing efforts are also supported by an advertising program that includes television, radio, billboard and print media.

     The Company believes that its continued success will be influenced by its ability to offer a diverse set of products and services in its existing markets as well as to new geographic areas and market segments. The Company believes its experience in developing and marketing products to the competitive southern California market and its other current markets should improve its ability to compete successfully in new market areas.

     Marketing the Company's HMOs to commercial members generally involves a two-part sale. The employer must decide to offer the Company's HMO; then the employee generally must choose from among the Company's HMOs and other health care coverage options, often including other HMOs. The Company utilizes various techniques to attract commercial members during open enrollment periods, including work site presentations, direct mail, medical group tours and local advertising. A significant portion of the Company's commercial membership growth comes from existing employer groups.

     The Company markets the Secure Horizons program to Medicare beneficiaries through direct mail, telemarketing, television, radio and cooperative advertising with participating medical groups. The Company anticipates further growth opportunities in the Medicare risk program based on the Company's current marketing strategies and the growing senior population in the United States.
The Company markets the Medicaid programs directly to Medicaid eligibles as the various state laws permit. In Los Angeles, pursuant to MediCal requirements, presentations of the health care programs, including the Company's Medicaid program, available to Medicaid eligibles are made by independent third parties to Medicaid eligibles.

SPECIALTY MANAGED CARE SERVICES

     In addition to its HMO operations, the Company provides a wide range of specialty managed care products and services. The Company believes that such service diversification complements the Company's core HMO business and, given increasing market demand for greater choice and flexibility in the design of health care products and funding arrangements, will contribute to the Company's competitive position in the health care services marketplace. These services are offered to HMOs, insurers, employers, governmental entities, providers and PPOs through the following affiliated operations:

     SECURE HORIZONS[REGISTERED TRADEMARK]USA ("SHUSA") was formed in March 1993 to take advantage of the Company's expertise in the Medicare risk area. SHUSA is authorized to license the use of the Secure Horizons service mark, trade name and systems, in exchange for license fees, to qualified HMOs that want to engage in Medicare risk contracting. SHUSA provides consulting, marketing, provider contracting, administrative services and other various services in support of the operation of a Medicare risk program by such HMOs. SHUSA intends to be reimbursed for its expenses and to receive a percentage of the revenue derived from each program in the form of license fees. SHUSA may also enter into joint ventures related to Medicare risk contracting.

     In September 1993, SHUSA formed an alliance with Tufts Associated Health Maintenance Organization, Inc. ("Tufts") to develop and implement the Secure Horizons Medicare risk program in New England. Through the alliance, Tufts operates Secure Horizons, Tufts Health Plan for Seniors, under a license from and with the assistance of SHUSA. As of October 1, 1994, Tufts began enrolling Medicare beneficiaries in the Boston area in the Medicare risk plan. It is ultimately intended that the Medicare risk plan will be offered throughout Massachusetts and other parts of New England.

     PRESCRIPTION SOLUTIONS[REGISTERED TRADEMARK] was established in May 1993 as an administrative division of PacifiCare Pharmacy Centers, Inc. to offer pharmacy benefit management services to HMOs, third-party administrators, self-insured companies and union trusts throughout the nation. Clients of Prescription Solutions have access to a pharmacy provider network that features independent and chain pharmacies, as well as a variety of cost and quality management capabilities. The Company estimates that Prescription Solutions currently represents more than two million lives.

     PACIFICARE LIFE AND HEALTH INSURANCE COMPANY-SM- ("PLHIC"), formerly Columbia General Life Insurance Company, is a health and life insurance company incorporated in Indiana and licensed to operate in 37 states, including California, Florida, Oklahoma, Oregon and Texas and in the District of Columbia. The Company, through PLHIC, offers employer groups managed health care insurance products which have been integrated with its existing HMO products to form multi-option health benefits programs.

     LIFELINK-SM-, INC. ("LifeLink") is licensed by the California Department of Corporations as a specialized health care service plan. In California, LifeLink provides mental health and chemical dependency benefit programs, on a capitated basis, directly to corporate customers and indirectly through the Company's California HMO to its commercial members. Outside of California, PacifiCare Behavioral Health, Inc. contracts with various HMOs, insurers and employers to manage their respective mental health and chemical dependency benefit programs.

     CALIFORNIA DENTAL HEALTH PLAN, INC. ("CDHP") and Dental Plan Administrators, an affiliated company ("DPA"), were acquired in November 1993 by the Company. CDHP is a specialized health care service plan which provides prepaid dental and optometric benefits for individuals, including members of PacifiCare's California commercial and Secure Horizons programs, and employer groups. DPA is an affiliated company of CDHP that provides administrative services to CDHP and other companies. The Company will offer CDHP dental and vision plans to its clients in connection with its California commercial and government programs. CDHP will continue to market independently of the Company and to provide dental and vision benefits to its current members.

     COVANTAGE, INC., formerly HMO National Network, Inc., began operations in October 1990 to facilitate cooperative marketing and client support efforts between HMOs nationwide. In addition, Covantage, Inc. provides centralized marketing, billing and account servicing for multi-state employers who desire the simplicity of contracting with national carriers.

     PACIFICARE[REGISTERED TRADEMARK] MILITARY HEALTH SYSTEMS, INC. ("PMHS") contracted with Administrator Defense Services, Inc. ("Administrator"), formerly Uniformed Services Benefit Plans, Inc., in July 1993 to provide administrative services, on behalf of Administrator, to the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS").

CHAMPUS is a Department of Defense health care program for family members and other dependents of active, retired or deceased military personnel. PMHS will serve as a managed care subcontractor to Administrator, which will provide administrative services for CHAMPUS' northern region that includes 19 northeastern and midwestern states. This CHAMPUS region encompasses more than 900,000 beneficiaries, a portion of whom will be provided services by PMHS. PMHS is currently pursuing contracts in other geographical areas.

     COMPREMIER-SM-, INC. ("COMPREMIER") was formed to implement a workers' compensation product designed to help control the high healthcare costs related to workers' compensation cases. COMPREMIER is licensed to operate in Los Angeles and Orange Counties, California and arranges workers' compensation health care services in exchange for a capitated fee in conjunction with self-insured companies and workers' compensation insurance carriers. After an initial phase-in period, it is expected that the Company will expand COMPREMIER in California and other states.

     PACIFICARE WELLNESS COMPANY ("PacifiCare Wellness"), formerly Execu-Fit[REGISTERED TRADEMARK] Health Programs, Inc., is a health promotion company which provides work-site wellness and health education programs to corporate clients throughout the United States with primary emphasis in California. Founded in 1984 and acquired by the Company in August 1991, PacifiCare Wellness' systematic approach to improving employee health includes medical fitness screenings, individualized health appraisals, wellness education seminars and health enhancement courses for the purpose of reducing employers' health care costs, increasing productivity and reducing absenteeism.

TRADEMARKS

     The federally registered service marks PacifiCare[REGISTERED TRADEMARK] and Secure Horizons[REGISTERED TRADEMARK] are owned by the Company and are material to its business.

COMPETITION

     The health care industry is highly competitive. The Company has many competitors, including insurance carriers, other HMOs, employer self-funded programs and PPOs, many of which have substantially larger enrollments or greater financial resources than the Company. The California market, the largest market in which the Company competes, is served by a large number of HMOs and is one of the most heavily penetrated markets in the United States.

     Competition for members in the Company's markets has resulted in an increase in benefits and price competition. The Company believes that the most significant factors which distinguish competing health plans, including other HMOs, are health care costs to members and employers, accessibility to health care providers, quality of care and comprehensiveness of coverage.

     The Company's ability to expand its operations is dependent, in part, on its ability to secure contracts with additional acceptable physician groups or to ensure that existing providers expand their operations. Achieving such objectives with physician groups is becoming more difficult due to increasing competition. Competitive factors include membership volume, fees and incentives, and administrative service capabilities. For a discussion of incentives offered by the Company to providers, see "Provider Arrangements."

GOVERNMENT REGULATION

     The Company's HMOs are licensed and subject to periodic examination by governmental agencies and are subject to state and federal statutes and regulations which extensively regulate the activities and licensing of HMOs. Among the areas regulated by state and federal law are procedures for quality assurance, enrollment requirements, the relationship between the HMO and its health care providers and the HMO's financial condition. To remain licensed, it may be necessary for the Company's HMOs to make changes from time to time in their services, procedures, structure and marketing methods. Such changes may be required as a result of amendments to, or other significant modifications of, federal and state laws and regulations controlling the Company's HMO operations.

     The Company's HMOs, which are operated as subsidiaries of the Company, are subject to state regulations which require periodic financial reports from HMOs licensed to operate in their state and, in certain cases, impose minimum equity, capital, deposit and/or reserve requirements. Certain federal and/or state regulatory agencies also require the Company's HMOs to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies. These requirements, which limit the ability of the Company's subsidiaries to transfer funds to the Company, may limit the ability of the Company to pay dividends. From time to time, the Company advances funds, in the form of a loan, to its subsidiaries in order to assist them in satisfying federal or state financial requirements.

     One of the most significant federal laws affecting the Company is the HMO Act and the regulations promulgated thereunder by the Secretary of Health and Human Services. Among other things, the HMO Act requires federally qualified HMOs to offer a comprehensive benefit program and to have quality assurance and educational programs for both the health care professional utilized by the HMO and its members. Only HMOs that continue to meet federal criteria may retain their qualified status. HCFA requires periodic financial reports from qualified HMOs and imposes net equity, net profitability (or a plan to achieve a net operating profit within available financial resources), reserve and cash flow requirements. The Company's HMO operations, except for its Washington and Florida HMOs and portions of its California and Oklahoma HMO service areas, are federally qualified. HCFA requires that an HMO be federally qualified or meet similar requirements; therefore, the lack of federal qualification does not substantially impact the operations of the Company's HMO subsidiaries or their ability to offer the Company's Medicare risk program.

     In the past, federally qualified HMOs were required to set their premiums according to principles of "community rating," as established by federal statutes and regulations. Essentially, community rating required that an HMO's premium rates not vary from employer group to employer group on the basis of health services utilization experience. The HMO Act currently allows HMOs more flexibility in setting rates for specific employer groups based upon a comparison of a specific employer group's utilization and the premiums required to profitably provide health care benefits.

     If the Company acquires or establishes HMOs in states where it does not presently operate, it will have to comply with the applicable state statutes. The time necessary to obtain a license or to comply with state statutes varies from state to state.

     The Company's Secure Horizons programs provide services under contracts with HCFA and are subject to regulation by HCFA and various state agencies.
HCFA requires that an HMO be federally qualified or meet similar requirements as a competitive medical plan in order to be eligible for Medicare fixed-fee-per-member contracts. As a result of HCFA's regulations governing the Company's Medicare fixed-fee-per-member programs, the "medical loss ratio" (health care expenses as a percentage of premium revenue), as determined prospectively through formulas established by HCFA for the Company's Medicare contracts in a particular region, may not be less than the medical loss ratio for the Company's non-Medicare contracts in such region. If the Company were to fall out of compliance with these regulations it would have to provide additional benefits or reduced premiums to its Medicare members, or accept a lower payment from HCFA, in order to increase the medical loss ratio for the Medicare contracts to the level of the medical loss ratio for the non-Medicare contracts. This regulation could affect the operations, profitability or business prospects of the Company.

     The federal and state statutes and regulations that govern the Company's HMOs are subject to change. Although the Company intends to maintain its HMOs' federal qualifications, state licenses and Medicare contracts, there can be no assurance that it can do so.

     As a result of the continued escalation of health care costs and the inability of many individuals to obtain health care insurance, numerous proposals relating to health care reform have been, and additional proposals may be introduced in the United States Congress and the legislatures of the states in which the Company operates or may seek to operate. The Company cannot predict what effect, if any, yet to be enacted health care legislation or proposals will have on the Company if, and when enacted. The Company believes that the current political environment in which it operates will result in continued legislative scrutiny of health care reform and may lead to additional legislative initiatives. The Company is unable to predict the ultimate impact upon the Company of any federal or state restructuring of the health care delivery or health care financing systems, but such changes could have a material adverse impact on the operations, financial condition and prospects of the Company.

     In July 1993, the California legislature passed, and the Governor signed, a comprehensive workers' compensation reform package, consisting of seven pieces of legislation. Some of the enacted legislation took effect immediately, while a portion became effective on January 1, 1994 and the remainder becomes effective on January 1, 1995. The reform package is intended to result in lower insurance premiums to employers and increased benefits to injured workers through changes aimed at controlling the substantial cost, reducing inefficiencies and eliminating certain abusive practices in the workers' compensation system. Specifically, the reform legislation includes provisions which will affect insurance rates paid by employers, benefits payable to disabled workers, the control of medical treatment and employer health plans relating to workplace injuries and the claims and appeals process for compensation awards.

     Legislation has become effective in California that requires all HMOs and insurers which offer coverage to small employers (defined as groups with four to 50 employees) to guarantee coverage to their employees seeking coverage regardless of their health status. The legislation also requires renewal of these small group employer plans, limits rate renewal increases, mandates community rating and excludes coverage of pre-existing conditions for six months after enrollment. In addition, the legislation requires HMOs and insurers that offer coverage to small employers to accept all small employers who apply for coverage. The Company has in the past considered the health status of all potential enrollees in groups consisting of three to 25 enrollees when determining whether to offer coverage to such groups.

EMPLOYEES

     As of September 30, 1994, the Company had 3,856 full and part-time employees. None of the Company's employees are presently covered by a collective bargaining agreement and the Company has not experienced any work stoppage since its organization. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

     As of September 30, 1994 the Company had leases, in the aggregate, for approximately 760,000 square feet of office space for its corporate headquarters, executive offices, regional offices and subsidiary operations in California, Florida, Oklahoma, Oregon, Texas and Washington. Of this aggregate amount, the Company had leases for its corporate headquarters and executive offices of approximately 105,000 square feet in Cypress, California.

     The Company owns an office building of approximately 200,000 square feet on approximately 9.2 acres of land in Cypress, California which serves as the executive and administrative offices of its California HMO operation. The Company also owns a fifty percent interest in a parcel of undeveloped land of approximately 8.5 acres in Cypress, California. Additionally, the Company owns a child care facility on one acre of land in Cypress, California and an office building on 1.4 acres on land in Tustin, California.

     The Company considers its facilities to be in good working condition, well maintained and adequate for its present needs.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in legal actions in the normal course of business, some of which seek substantial monetary damages, including claims of punitive damages which are not covered by insurance. After review, including consultation with counsel, management believes any ultimate liability in excess of amounts accrued which could arise from the actions would not materially affect the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the three months ended September 30, 1994.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND QUARTERLY INFORMATION

     The Class A Common Shares, par value $0.01 per share (the "Class A Common Stock"), and the Class B Common Stock are traded on the over-the-counter market and are quoted on the NASDAQ National Market System under the symbols PHSYA and PHSYB, respectively. The following tables set forth, for the indicated periods, the high and low last reported sale prices per share of the Class A and Class B Common Stock as furnished by NASDAQ.


                        CLASS A                CLASS B
                        COMMON STOCK           COMMON STOCK
                    --------------------  ------------------------
                        HIGH      LOW          HIGH      LOW
                    --------------------  ------------------------
 1993
   First Quarter        51        38           44 3/4    32 1/2
   Second Quarter       56 3/4    30 1/2       49        20 5/8
   Third Quarter        44        34           40        28 5/8
   Fourth Quarter       43 3/4    31           40 3/4    29 1/2

 1994
   First Quarter        42 1/4    31           41 1/2    29 7/8
   Second Quarter       57        38 1/4       56 3/8    37 3/4
   Third Quarter        59 3/4    47 1/2       59 1/2    47 1/2
   Fourth Quarter       79 3/16   47           75        46



     The Company has never paid any cash dividends on its common stock and presently anticipates that no cash dividends on its common stock will be declared in the foreseeable future and that all of its earnings will be retained for development of the Company's business. Any dividends will depend upon future earnings, the financial condition of the Company and regulatory requirements.

  As of September 30, 1994 there were approximately 286 and 237 shareholders of record of the Company's Class A Common Stock and Class B Common Stock, respectively. Based upon information available to it, the Company believes that there are at least 23,000 beneficial holders in the aggregate of the Class A and Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial and operating data are derived from the
audited financial statements of the Company and its subsidiaries.   The selected
financial and operating data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations" and also with "Item 8.   Financial Statements and Supplementary
Data."



 INCOME STATEMENT DATA

  YEARS ENDED SEPTEMBER 30
 (in thousands, except per share data)           1994(1)          1993           1992           1991           1990
- -------------------------------------------------------------------------------------------------------------------
 Operating revenue                          $ 2,893,252    $ 2,221,073    $ 1,686,314    $ 1,242,357     $  975,849
- -------------------------------------------------------------------------------------------------------------------
 Expenses:
   Health care services                       2,374,258      1,850,469      1,393,645      1,053,239        840,534
   Other operating expenses                     398,064        283,360        232,120        159,384        120,927
- -------------------------------------------------------------------------------------------------------------------
 Operating income                               120,930         87,244         60,549         29,734         14,388
 Interest income, net                            24,538         21,083         14,303         14,787         13,300
 Gain on sale of Austin, Texas operations             -              -              -              -          1,750
- -------------------------------------------------------------------------------------------------------------------
 Income before income taxes
  and cumulative effect of a change in
  accounting principle                          145,468        108,327         74,852         44,521         29,438
 Provision for income taxes                      60,875         45,631         31,262         18,819         11,800
- -------------------------------------------------------------------------------------------------------------------
 Income before cumulative
  effect of a change in
  accounting principle                           84,593         62,696         43,590         25,702         17,638
 Cumulative effect on prior
  years of a change in
  accounting principle                            5,658              -              -              -              -
- -------------------------------------------------------------------------------------------------------------------
 Net Income                                     $90,251        $62,696        $43,590        $25,702        $17,638
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
 Earnings per share(2):
  Before cumulative effect of
   a change in accounting principle               $3.02          $2.25          $1.78          $1.10          $0.74
  Cumulative effect on prior
   years of a change in
   accounting principle                            0.20              -              -              -              -
- -------------------------------------------------------------------------------------------------------------------
 Earnings per share                               $3.22          $2.25          $1.78          $1.10          $0.74
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------


 OPERATING STATISTICS

 YEARS ENDED SEPTEMBER 30                        1994(1)          1993           1992           1991           1990
- -------------------------------------------------------------------------------------------------------------------
 Medical loss ratio (health
  care services as a
  percent of premium revenue)                     83.1%          84.1%          83.2%          85.4%          86.7%
 Marketing, general and
  administrative expenses as a
  percent of operating revenue                    13.6%          12.6%          13.6%          12.8%          12.4%
 Operating income as a
  percent of operating revenue                     4.2%           3.9%           3.6%           2.4%           1.5%
 Effective tax rate                               41.8%          42.1%          41.8%          42.3%          40.1%
 Return on average shareholders' equity           24.6%          24.2%          29.2%          29.5%          29.8%
- -------------------------------------------------------------------------------------------------------------------


1 The 1994 results reflect the addition of several acquisitions. See Note 5 of Notes to Consolidated Financial Statements, page 27.

2 Adjusted to reflect the June 1992 Stock Dividend, which had the same effect on the total number of shares of common stock and equivalents outstanding as a two-for-one stock split.


FINANCIAL STATEMENT CHANGE STATISTICS


 YEARS ENDED SEPTEMBER 30                        1994(1)          1993           1992           1991           1990
- -------------------------------------------------------------------------------------------------------------------
 Operating revenue                                30.3%          31.7%          35.7%          27.3%          50.1%
 Net income                                       44.0%          43.8%          69.6%          45.7%          62.4%
 Earnings per share                               43.1%          26.4%          61.8%          48.6%          54.2%
 Total assets                                     59.4%          39.3%          54.5%          39.2%          19.6%
 Total shareholders' equity                       29.5%          60.5%          99.5%          33.7%          70.0%
- -------------------------------------------------------------------------------------------------------------------

 MEMBERSHIP DATA
 (owned and managed)


 SEPTEMBER 30                                    1994(1)          1993           1992           1991           1990
- -------------------------------------------------------------------------------------------------------------------
 Commercial                                     949,124        806,918        742,104        567,422        545,929
 Government (Medicare & Medicaid)               409,095        290,149        214,110        159,074        127,430
- -------------------------------------------------------------------------------------------------------------------
 Total membership                             1,358,219      1,097,067        956,214        726,496        673,359
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
 Percent change in membership                     23.8%          14.7%          31.6%           7.9%          21.7%
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

 BALANCE SHEET DATA
 (in thousands)



 SEPTEMBER 30                                    1994(1)          1993           1992           1991           1990
- -------------------------------------------------------------------------------------------------------------------
 Cash and equivalents and marketable
  securities                                 $  710,608     $  437,231     $  272,135     $  205,846     $  160,430
 Total assets                                $1,105,548     $  693,646     $  498,082     $  322,328     $  231,608
 Medical claims and benefits payable         $  302,900     $  255,000     $  208,000     $  175,700     $  127,200
 Long-term debt, excluding current
  maturities                                 $  101,137     $   21,821     $   18,488     $    2,280     $      305
 Shareholders' equity                        $  413,358     $  319,294     $  198,884     $   99,678     $   74,550
- -------------------------------------------------------------------------------------------------------------------


1 The 1994 results reflect the addition of several acquisitions. See Note 5 of Notes to Consolidated Financial Statements, page 27. The 1994 results reflect the cumulative effect on prior years of a change in accounting principle. See Note 2j of Notes to Consolidated Financial Statements, page
     26. The change in net income and earnings per share before cumulative effect of a change in accounting principle are 34.9 percent and 34.2 percent, respectfully.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1994 COMPARED WITH FISCAL YEAR 1993

     Total operating revenue increased 30 percent or $672 million to $2.9 billion for the year ended September 30, 1994 from $2.2 billion for the same period in the prior year. Enrollment gains in both the government (Medicare and Medicaid) and commercial programs provided an increase in total operating revenue of $451 million, while an additional $77 million was derived from higher premium rates in both programs. In addition, approximately $106 million of the increase in total operating revenue represents the incremental operations of acquisitions described in Note 5 of the Notes to Consolidated Financial Statements. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase.

     Commercial premiums increased $191 million to $1.2 billion for the year ended September 30, 1994 from $1 billion in the prior year. Excluding the effects of acquisitions described above, membership growth provided 46 percent of the increase in the commercial HMO program. An additional 21 percent of the increase is attributable to higher premium rates, which rose an average of three percent. Commercial HMO premium rates are expected to remain flat or decrease slightly in the next enrollment period due to increasing competitive pressures in the Company's markets. The remainder of the increase in commercial premiums was derived from commercial specialty managed care products and services and joint venture medical groups.

     Government premiums rose $464 million to $1.6 billion for the year ended September 30, 1994 from $1.2 billion in the prior year. Excluding the effects of acquisitions described above, enrollment gains predominately in the Secure Horizons program contributed 80 percent of this increase. Average premium rate increases of two percent accounted for nine percent of the increase. The remainder of the change is attributable to acquisitions. In September 1994, the Company was advised by HCFA that effective January 1995, its HMOs will receive a weighted average premium rate increase of approximately 5.4 percent.

     Total health care service expenses as a percent of premium revenue (the "medical loss ratio"; see Item 6. Selected Financial Data, page 13) for the year ended September 30, 1994, have decreased to 83.1 percent from 84.1 percent for the same period in the prior year. The commercial medical loss ratio decreased to 80.5 percent from 82.5 percent while the government medical loss ratio declined slightly to 85.2 percent from 85.6 percent. The Company expects to experience upward pressure on the consolidated medical loss ratio into fiscal 1995. Because the government program has a higher medical loss ratio and continues to grow at a faster rate than the commercial program, a higher consolidated medical loss ratio is expected. In addition, pricing pressures are expected to result in a higher commercial medical loss ratio. The government medical loss ratio is expected to remain flat because premium increases are expected to be offset by enhanced benefits and increased health care costs in new geographic markets.

     The decrease in the commercial medical loss ratio is primarily attributable
to lower inpatient hospital costs.    The decrease in the government medical
loss ratio is primarily related to lower hospital expenses and increases in net positive reserve adjustments described below.

     The health care service expenses for the years ended September 30, 1994 and 1993, reflect the impact of net positive reserve adjustments of approximately $9 million and $6 million, respectively. These net positive reserve adjustments result primarily from the periodic reconciliation of amounts reserved for physician incentive programs and revised estimates for hospital services and other health care costs which have been incurred but not yet reported. The Company periodically makes adjustments to these estimated expenses based on actual calculations and changed expectations. The $4 million increase in net positive reserve adjustments is primarily attributable to increases in members served under hospital capitation arrangements and improved contracting.

     Commercial net positive reserve adjustments for each of the years ended September 30, 1994 and 1993 totaled $4 million. Government net positive reserve adjustments for year ended September 30, 1994 increased to $5 million compared to $2 million for the same period in the prior year.

     Marketing, general and administrative expenses increased $115 million to $395 million for the year ended September 30, 1994 from $280 million for 1993. As a percentage of operating revenue, marketing, general and administrative expenses increased to 13.6 percent from 12.6 percent. These increases are primarily attributable to higher costs related to developing markets, products and services in new as well as established geographic areas and incremental expenses to integrate acquisitions. Future marketing, general and administrative expenses as a percentage of operating revenue are expected to be comparable or slightly less than the current year as the Company obtains efficiency through process improvement.

     Net interest income increased by approximately $3.5 million primarily due to increased cash generated by operations and available for investment purposes offset by interest expense from higher levels of borrowings made throughout the year. Interest expense is expected to increase due to higher levels of borrowings under new credit facilities (see Liquidity and Capital Resources).

     For the year ended September 30, 1994, before the cumulative effect of a change in accounting principle, earnings per share increased 34 percent to $3.02 compared to $2.25 for 1993. The increase is primarily related to membership growth derived substantially from the government programs. Decreases in health care service expenses were partially offset by increases in marketing, general and administrative expenses. The results for the years ended September 30, 1994 and 1993 include approximately $0.18 and $0.12, respectively, related to the net positive reserve adjustments previously described. Changes in income tax accounting principles (see Note 9 of the Notes to Consolidated Financial Statements) increased earnings per share by approximately $0.20, resulting in earnings per share of $3.22 for the year ended September 30, 1994.

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


FISCAL YEAR 1993 COMPARED WITH FISCAL YEAR 1992

     Total operating revenue increased 32 percent or $535 million to $2.2 billion for the year ended September 30, 1993 from $1.7 billion for the same period in 1992. The Company's HMOs provided additional operating revenue of $507 million through enrollment gains and higher premium rates. The remaining $28 million increase was attributable to the amounts generated by the Company's specialty managed care products and services and its joint venture medical groups.

     In the Company's HMOs, enrollment gains in both the commercial and government programs provided an increase in total operating revenue of $345 million while an additional $143 million was derived from higher premium rates for both programs. The government programs contributed 73 percent of the increase in total operating revenue attributable to the Company's HMOs. Approximately $29 million of the increase in operating revenue represents an incremental two months of Health Plan of America's ("HPA") operations because a full year of operations is included in 1993 versus ten months in 1992.

     Commercial premiums increased $156 million to $1 billion for the year ended September 30, 1993 from $890 million in the prior year. The effects of the HPA acquisition, described above, and membership growth provided 62 percent of the increase in the commercial program. The rate of commercial membership growth improved slightly over the prior year due to our expansion of the Texas and
Oregon operations and continued California growth.   Higher premium rates, which
rose an average of five percent, contributed 33 percent of the increase. The remaining increase was attributable to specialty managed care products and services revenue.

     Government premiums increased $369 million to $1.2 billion for the year ended September 30, 1993 from $785 million in the prior year. Enrollment gains accounted for 75 percent of this increase. Average premium rate increases of nine percent accounted for the remainder of the change.

     The medical loss ratio for the year ended September 30, 1993 increased to
84.1 percent from 83.2 percent for the prior year. The health care service expenses for each of the years ended September 30, 1993 and 1992 reflected the impact of net positive reserve adjustments of approximately $6 million comparable to those in 1994 as described above. The commercial medical loss ratio increased to 82.5 percent compared to a ratio of 80.2 percent in 1992 while the government medical loss ratio declined slightly to 85.6 percent from
86.6 percent.

     The increase in the commercial medical loss ratio was primarily attributable to increased hospital capitation and out-of-area emergency costs related to the Company's HMOs. The increase in hospital capitation reflected changes in the contractual relationship with providers. These increases were partially offset by lower inpatient hospital costs, lower prescription drug costs and higher premium revenue.

     Government average premium rate increases of nine percent described above were partially offset by increases in hospital capitation expenses and increased benefits provided to members, including prescription drugs. These factors resulted in a decrease in the medical loss ratio for the government program of one percent for the year ended September 30, 1993.

     Marketing, general and administrative expenses increased $50 million to $280 million for the year ended September 30, 1993 from $230 million for 1992. As a percentage of total operating revenue, marketing, general and administrative expenses decreased to 12.6 percent in 1993 from 13.6 percent in 1992. This decrease was primarily attributable to increased operating revenue, decreased consulting costs and a reduction in one-time costs of approximately $6 million related to the HPA integration included in 1992.

     Earnings per share rose 26 percent to $2.25 for the year ended September 30, 1993 compared to $1.78 for 1992. Several factors contributed to the increase in earnings per share. Premium increases and membership growth derived substantially from the government program generated higher operating revenue. A decrease in marketing, general and administrative expenses as a percentage of operating revenue was partially offset by an increase in the consolidated medical loss ratio. The earnings per share for the years ended September 30, 1993 and 1992 included approximately $0.12 and $0.14, respectively, related to net positive reserve adjustments previously described. The results for the year ended September 30, 1993 also included the write-off of net intangible assets which reduced earnings per share by approximately $0.03 (see Note 2d of the Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital as of September 30, 1994 was $231 million, an increase of $68 million from the prior year. The increase is primarily attributable to borrowings of long-term debt of $82 million, discussed below, and increases in cash generated from operations partially offset by acquisitions made with cash. The total purchase price for completed acquisitions described in Note 5 of the Notes to Consolidated Financial Statements is expected to be approximately $108 million, $88 million of which has been paid to date. Completed acquisitions have been financed through the sale of certain of the Company's investments in marketable securities and borrowings under its long term line of credit. The remainder of the purchase price will be paid in calendar year 1995 if certain contingent events occur.

     Cash generated from operations increased by $153 million for the year ended September 30, 1994 as compared to the prior year. The majority of this change is the result of an increase of $151 million in unearned premium revenue which occurred because the advance payment for Medicare premiums for October 1994 was received in September 1994; whereas, in 1993, the October payment was received in October 1993.

     The decrease in the purchase of marketable securities by the Company is related to the prior year investment of $61 million of offering proceeds received in October 1992. The Company made capital expenditures of $29 million for the year ended September 30, 1994, primarily for computer equipment. These purchases were financed in part by borrowings under capital leases. The Company anticipates that the level of capital expenditures will increase in fiscal year 1995 to support the redesign of information systems.


     In January, 1994, the Company established a $130 million revolving line of credit with The Chase Manhattan Bank and a syndicate of banks (see Note 6 of the Notes to Consolidated Financial Statements, page 28). The Company is currently negotiating a $250 million revolving line of credit with Bank of America and a syndicate of banks. Most of the banks in the current syndicate will participate in the new syndicate. The Company anticipates that this new credit line will be in place by December 1994. The Company believes that its current capital resources are adequate to fund its existing HMO operations, the introduction of new products and services and the continued development of its health care-related businesses. The Credit Line enhances the Company's ability to introduce new products and services, expand geographic markets and consummate acquisitions.

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is effective for fiscal years beginning after December 15, 1993. The Company adopted SFAS No. 115 on October 1, 1994. All current, unrestricted investments in debt securities have been designated as "available-for-sale." Marketable securities - restricted have been designated as "held to maturity" and continue to be stated at amortized cost. The cumulative effect of this change in accounting principle in the first quarter of fiscal year 1995 is a decrease to marketable securities of $6.3 million, a decrease to shareholders' equity of $3.8 million and an increase to deferred tax assets of $2.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                            PAGE
                                                                            ----
     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . .  20
     Consolidated Statements of Income . . . . . . . . . . . . . . . . . . .  21
     Consolidated Statements of Shareholders' Equity . . . . . . . . . . . .  22
     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . .  23
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .  24
     Report of Ernst & Young LLP Independent Auditors. . . . . . . . . . . .  34
     Quarterly Information for Fiscal Years 1994 and
      1993 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

CONSOLIDATED BALANCE SHEETS


 SEPTEMBER 30
 (in thousands, except per share data)                                                          1994           1993
- -------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
   Cash and equivalents                                                                   $  192,609     $   33,262
   Marketable securities                                                                     517,999        403,969
   Receivables, net                                                                           73,976         53,674
   Prepaid expenses                                                                            8,883         10,648
   Deferred income taxes                                                                      28,415         13,346
- -------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                  821,882        514,899
- -------------------------------------------------------------------------------------------------------------------
 Property, plant and equipment at cost, net of accumulated
   depreciation and amortization                                                              97,018         79,049
 Marketable securities - restricted                                                           15,994         12,964
 Goodwill and intangible assets                                                              167,085         79,591
 Other assets                                                                                  3,569          7,143
- -------------------------------------------------------------------------------------------------------------------
                                                                                          $1,105,548     $  693,646
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Medical claims and benefits payable:
     Medical claims payable                                                               $  203,900     $  161,000
     Incentives payable to participating medical groups                                       83,700         76,000
     Future life and annuity policy benefits                                                  15,300         18,000
- -------------------------------------------------------------------------------------------------------------------
       Total medical claims and benefits payable                                             302,900        255,000
- -------------------------------------------------------------------------------------------------------------------
   Accounts payable                                                                           17,000         13,373
   Accrued liabilities                                                                        47,110         38,774
   Accrued compensation and employee benefits                                                 37,737         28,488
   Income taxes payable                                                                        6,748          4,376
   Unearned premium revenue                                                                  170,970          8,041
   Long-term debt due within one year                                                          8,175          4,066
- -------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                             590,640        352,118
- -------------------------------------------------------------------------------------------------------------------
 Long-term debt due after one year                                                           101,137         21,821
 Minority interest                                                                               413            413
 Commitments and contingencies
 Shareholders' equity:
   Preferred shares, par value $1.00 per share; 10,000 shares
    authorized; none issued                                                                        -              -
   Class A common shares, par value $0.01 per share; 30,000 shares authorized; 12,238 and 12,133 shares issued in 1994 and 1993,
    respectively                                                                                 122            121
   Class B common shares, par value $0.01 per share; 60,000 shares authorized; 15,290 and 15,123 shares issued in 1994 and 1993,
    respectively                                                                                 153            151
   Additional paid-in capital                                                                141,955        138,145
   Retained earnings                                                                         271,128        180,877
- -------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                            413,358        319,294
- -------------------------------------------------------------------------------------------------------------------
                                                                                          $1,105,548     $  693,646
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------


 See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30
(in thousands, except per share data)                   1994           1993           1992
- ------------------------------------------------------------------------------------------
Revenue:
  Commercial premiums                             $1,237,411     $1,046,186     $  890,330
  Government premiums                              1,618,145      1,153,964        784,844
  Other income                                        37,696         20,923         11,140
- ------------------------------------------------------------------------------------------
    Total operating revenue                        2,893,252      2,221,073      1,686,314

Expenses:
Health care services:
  Medical services                                 1,127,785        867,157        675,607
  Hospital services                                  968,605        766,770        554,532
  Other services                                     277,868        216,542        163,506
- ------------------------------------------------------------------------------------------
    Total health care services                     2,374,258      1,850,469      1,393,645
Marketing, general and administrative expenses       394,620        279,865        229,881
Amortization of intangibles                            3,444          3,495          2,239
- ------------------------------------------------------------------------------------------
Operating income                                     120,930         87,244         60,549
Interest income                                       28,588         23,459         17,725
Interest expense                                      (4,050)        (2,376)        (3,422)
- ------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect
  of a change in accounting principle                145,468        108,327         74,852
Provision for income taxes                            60,875         45,631         31,262
- ------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
  accounting principle                                84,593         62,696         43,590
Cumulative effect on prior years of a change in
  accounting principle                                 5,658              -              -
- ------------------------------------------------------------------------------------------

Net income                                           $90,251        $62,696        $43,590
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------
Weighted average common shares and equivalents
  outstanding used to calculate earnings per share    28,004         27,847         24,509
- ------------------------------------------------------------------------------------------
Earnings per share:
  Before cumulative effect of a change in
    accounting principle                               $3.02          $2.25          $1.78
  Cumulative effect on prior years of a change in
    accounting principle                                 .20              -              -
- ------------------------------------------------------------------------------------------

Earnings per share                                     $3.22          $2.25          $1.78
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                                                 CLASS A COMMON SHARES   CLASS B COMMON SHARES  ADDITIONAL
                                                 ---------------------   ---------------------     PAID-IN    RETAINED
(in thousands)                                   OUTSTANDING    AMOUNT   OUTSTANDING    AMOUNT     CAPITAL    EARNINGS      TOTAL
- ----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1991                        11,385   $ 5,693             -      $  -    $ 19,394    $ 74,591     $99,678
- ----------------------------------------------------------------------------------------------------------------------------------
Change in par value                                        -    (5,580)            -         -       5,580           -           -
Stock dividend effected as a two-for-one
  stock split                                              -         -        11,921       119        (119)          -           -
Issuance of 1,725,000 shares of common stock in
  connection with public offering                          -         -         1,725        17      38,082           -      38,099
Issuance of common stock upon exercise of
  stock options                                          187         2            21         1         911           -         914
Issuance of common stock upon conversion of
  convertible debentures                                 374         4             4         -      14,975           -      14,979
Tax benefit realized upon exercise of stock options        -         -             -         -       1,624           -       1,624
Net income                                                 -         -             -         -           -      43,590      43,590
- ----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1992                        11,946       119        13,671       137      80,447     118,181     198,884
- ----------------------------------------------------------------------------------------------------------------------------------

Issuance of 1,600,000 shares of common stock in
  connection with public offering                          -         -         1,600        16      59,276           -      59,292
Issuance of common stock upon exercise of
  stock options                                          186         2           112         1       1,536           -       1,539
Issuance of common stock upon conversion of
  convertible debentures                                   1         -             1         -          20           -          20
Tax benefit realized upon exercise of stock options        -         -             -         -       5,038           -       5,038
Purchase and retirement of common stock                    -         -          (261)       (3)     (8,172)          -      (8,175)
Net income                                                 -         -             -         -           -      62,696      62,696
- ----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1993                        12,133       121        15,123       151     138,145     180,877     319,294
- ----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock upon exercise of
  stock options                                          105         1           181         2       2,323           -       2,326
Issuance of common stock under incentive plan              -         -            21         -         849           -         849
Tax benefit realized upon exercise of stock options        -         -             -         -       1,715           -       1,715
Purchase and retirement of common stock                    -         -           (35)        -      (1,077)          -      (1,077)
Net income                                                 -         -             -         -           -      90,251      90,251
- ----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1994                        12,238      $122        15,290      $153    $141,955    $271,128    $413,358
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS


 YEARS ENDED SEPTEMBER 30
 (in thousands)                                                                  1994           1993           1992
- -------------------------------------------------------------------------------------------------------------------
 Operating activities:
   Net income                                                               $  90,251      $  62,696      $  43,590
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                            17,913         11,916          8,405
      Deferred income taxes                                                    (9,411)         1,275        (10,244)
      Cumulative effect of a change in accounting principle                    (5,658)             -              -
      Amortization of intangibles                                               3,444          3,495          2,239
      Loss on disposal of property, plant and equipment                           642          1,337              -
      Provision for doubtful accounts                                             532          1,650            594
      Other                                                                        45           (407)         1,126
      Changes in assets and liabilities net of effects from
       acquisitions:
         Accounts receivable                                                  (15,607)       (16,433)        (6,377)
         Prepaid and other assets                                               9,774         (5,715)        (4,179)
         Medical claims and benefits payable                                   29,043         47,000         11,090
         Accounts payable                                                      (5,819)         1,768          7,784
         Accrued liabilities                                                    8,336         18,736         (1,245)
         Accrued compensation and employee benefits                             9,249            994          7,155
         Income taxes payable                                                   2,372          4,428          6,889
         Unearned premium revenue                                             153,387          2,378          1,093
- -------------------------------------------------------------------------------------------------------------------
         Net cash flows provided by operating activities                      288,493        135,118         67,920
- -------------------------------------------------------------------------------------------------------------------
 Investing activities:
   Purchase of marketable securities                                         (113,415)      (161,971)       (87,982)
   Acquisition, net of cash acquired                                          (69,589)             -         10,177
   Purchase of property, plant and equipment                                  (24,979)       (19,577)       (10,526)
   Sale (purchase) of marketable securities - restricted                          450           (206)        (4,867)
   Proceeds from sale of equipment                                                  -             32             16
- -------------------------------------------------------------------------------------------------------------------
         Net cash flows used in investing activities                         (207,533)      (181,722)       (93,182)
- -------------------------------------------------------------------------------------------------------------------
 Financing activities:
   Proceeds from borrowings of long-term debt                                  82,350              -            506
   Principal payments on long-term debt                                        (5,212)        (2,927)       (35,949)
   Proceeds from issuance of common stock                                       2,326         60,831         39,012
   Purchase and retirement of common stock                                     (1,077)        (8,175)             -
- -------------------------------------------------------------------------------------------------------------------
         Net cash flows provided by financing activities                       78,387         49,729          3,569
- -------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and equivalents                            159,347          3,125        (21,693)
   Beginning cash and equivalents                                              33,262         30,137         51,830
- -------------------------------------------------------------------------------------------------------------------
   Ending cash and equivalents                                              $ 192,609      $  33,262      $  30,137
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------


See accompanying notes.


 YEARS ENDED SEPTEMBER 30
 (in thousands)                                                                  1994           1993           1992
- -------------------------------------------------------------------------------------------------------------------
 Supplemental cash flow information
   Cash paid during the year for:
      Income taxes                                                           $ 66,510       $ 40,295       $ 34,794
      Interest                                                               $  2,466       $  1,865       $  1,951
- -------------------------------------------------------------------------------------------------------------------
 Supplemental schedule of noncash investing and financing
     activities:
   Leases capitalized                                                        $  4,063       $  8,658       $  2,540
   Tax benefit realized upon exercise of stock options                       $  1,715       $  5,038       $  1,624
   Compensation awarded in Class B Common Stock                              $    849       $      -       $      -
   Capital leases terminated                                                 $      1       $     45              -
   Conversion of 7.50% subordinated convertible debentures                   $      -       $     20       $ 14,980
   Notes payable from purchase of fixed assets                               $      -       $      -       $     22
- -------------------------------------------------------------------------------------------------------------------
 Details of businesses acquired in purchase transactions:
   Fair value of assets acquired                                             $130,323       $      -       $114,990
   Less liabilities assumed or created, including
     notes to seller                                                           42,587              -         93,490
- -------------------------------------------------------------------------------------------------------------------
   Cash paid for acquisition                                                   87,736              -         21,500
   Cash acquired in acquisition                                                18,147              -         31,677
- -------------------------------------------------------------------------------------------------------------------
   Net cash (paid for) acquired in acquisition                               $(69,589)      $      -       $ 10,177
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
 See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE REPORTING ENTITY

     a) Organization and Operations. PacifiCare Health Systems, Inc. (the "Company") owns and operates federally qualified health maintenance organizations ("HMOs"), which provide health care services principally for a predetermined, prepaid periodic fee to enrolled subscriber groups through independent health care organizations under contract. The Company also offers certain specialty products and services to group purchasers and to other managed care organizations and their beneficiaries, including Medicare risk management services, pharmacy benefit management, military health care management, coordination of managed care products for multi-region employers, health and life insurance, behavioral health, workers' compensation, dental and vision services and health promotion. UniHealth America ("UniHealth"), a California non-profit public benefit corporation, owned approximately 48 and 21 percent of the Company's outstanding shares of Class A and Class B Common Stock, respectively, at September 30, 1994.

     b) Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany transactions and balances have been eliminated in consolidation.

2.  SIGNIFICANT ACCOUNTING POLICIES

     a) Cash and Equivalents. Cash and equivalents are defined as cash, money market funds and certificates of deposit with a maturity of three months or less.

     b) Marketable Securities. Marketable securities comprise municipal bonds, corporate notes, commercial paper and U.S. Treasury securities. These investments are stated at amortized cost. The market value was $511.7 million and $419.7 million, respectively at September 30, 1994 and 1993. Marketable securities-restricted comprise U. S. Government securities and certificates of deposit held by trustees or state regulatory agencies. These securities are stated at amortized cost which approximates market value.

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is effective for fiscal years beginning after December 15, 1993. The statement addresses the accounting and reporting for investments in equity and debt securities. The Company adopted SFAS No. 115 on October 1, 1994. All current unrestricted investments have been designated as "available for sale." Marketable securities-restricted have been designated as held to maturity and continue to be stated at amortized cost. The cumulative effect of this change in accounting principle in the first quarter of fiscal year 1995 is a decrease to marketable securities of $6.3 million, a decrease to shareholders' equity of $3.8 million and an increase to deferred tax assets of $2.5 million.

     c) Property, Plant and Equipment. Property, plant and equipment are recorded at cost; replacements and major improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains and losses are included in the determination of net income.

     Property, plant and equipment are depreciated using the straight-line method for financial reporting purposes over estimated useful lives ranging from five to twenty-five years. Leasehold improvements are amortized using the straight-line method over the term of the lease or ten years, whichever is shorter.

     d) Goodwill and Intangible Assets. Goodwill and intangible assets represent principally the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill and intangible assets are amortized on a straight-line basis over periods not exceeding forty years. Net intangible assets totaling $844,000 were written off in 1993, reducing earnings per share by approximately $0.03. These assets, which were related to the Company's health and life insurance subsidiary, were determined to have no continuing value. As of September 30, 1994 and 1993, accumulated amortization totaled $8,798,000 and $5,481,000, respectively.

     e) Software Costs. Direct costs associated with the development of computer software are expensed as incurred. These costs totaled $9,626,000, $7,047,000 and $6,186,000 in 1994, 1993 and 1992, respectively.

     f) Premiums and Revenue Recognition. Prepaid health care premiums from the Company's HMOs' enrolled groups are reported as revenue in the month in which enrollees are entitled to receive health care. Premiums received prior to such period are recorded as unearned premium revenue. Approximately 57 percent, 52 percent, and 47 percent of the Company's premium revenue in the years ended September 30, 1994, 1993 and 1992, respectively, were derived from funds received under the Federal Medicare program.

     g) Health Care Services. The Company's HMOs arrange for comprehensive health care services to their members principally through capitation, a fixed, monthly payment made without regard to the frequency, extent or nature of the health care services actually furnished. Benefits are provided to enrolled members generally through the Company's contractual relationships with physician groups and hospitals. The Company's contracted providers may, in turn, contract with specialists or referral providers for specific services and are responsible for any related payments to those referral providers.

     The Company's HMOs have various programs that provide incentives to participating medical groups through the use of risk-sharing agreements and other programs. Payments are made to medical groups based on their performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are dispensed.

     The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for hospital services and other health care costs which have been incurred but not yet reported. The Company has also recorded reserves, based in part on estimates, to indemnify its members against potential referral claims related to insolvent medical groups. The Company's HMOs have stop-loss insurance to cover unusually high costs of care when incurred beyond a predetermined annual amount per enrollee.

     h) Utilization Review and Case Management Services. The Company's HMOs conduct utilization review and case management programs to ensure that their providers deliver a consistent quality of care to members. The utilization review program essentially provides patients with second opinions, while the case management program assigns nurses to complicated, high-risk or chronic cases to evaluate and recommend treatment options to the patient and provider. The costs associated with providing these medical services are recorded in general and administrative expenses and totaled $10,856,000, $8,897,000 and $6,999,000 for the fiscal years ended September 30, 1994, 1993 and 1992, respectively.

     i) Earnings Per Share. Earnings per share are computed on the weighted average number of common shares outstanding each year. Outstanding stock options are common stock equivalents and are included in earnings per share computations.

     j) Taxes Based on Premiums and Income. Certain states in which the Company does business require the remittance of excise, per capita or premium taxes based upon a specified rate for enrolled members or a percentage of billed premiums. Such taxes may be levied in lieu of a state income tax. These amounts are recorded in general and administrative expenses and totaled $4,033,000, $3,261,000 and $2,808,000 for the fiscal years ended
September 30, 1994, 1993 and 1992.

     As of October 1, 1993, the Company adopted SFAS No. 109, ACCOUNTING FOR INCOME TAXES and recorded a benefit for the cumulative effect prior to October 1, 1993 of the change in accounting principle of $5,658,000 or approximately $0.20 per share. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS No. 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. As permitted by SFAS No. 109, the Company has elected not to restate the financial statements of any prior years.


3.  RECEIVABLES

     Receivables consist of the following components:


 SEPTEMBER 30
 (in thousands)                                                                  1994           1993
- ----------------------------------------------------------------------------------------------------
 Premiums receivable:
   Commercial                                                                $132,307       $120,171
   Government                                                                   5,590          1,292
- ----------------------------------------------------------------------------------------------------
 Total premiums receivable                                                    137,897        121,463
 Accounts and notes receivable                                                 34,444         21,402
- ----------------------------------------------------------------------------------------------------
                                                                              172,341        142,865
 Less:
   Unearned premium revenue included in premiums receivable                    97,807         88,036
   Allowance for doubtful accounts                                                558          1,155
- ----------------------------------------------------------------------------------------------------
 Receivables, net                                                            $ 73,976       $ 53,674
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------


4.  PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the components of property, plant and equipment:




 SEPTEMBER 30
 (in thousands)                                                                  1994           1993
- ----------------------------------------------------------------------------------------------------
 Land                                                                    $     14,533   $     14,242
 Buildings and improvements                                                    30,087         24,895
 Furniture, fixtures and equipment                                             74,148         49,949
 Leasehold improvements                                                        10,509          7,206
 Capital leases                                                                17,526         13,257
 Construction in progress                                                       2,717          4,732
- ----------------------------------------------------------------------------------------------------
                                                                              149,520        114,281
 Less accumulated depreciation and amortization                                52,502         35,232
- ----------------------------------------------------------------------------------------------------
 Net property, plant and equipment                                       $     97,018   $     79,049
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------




5.  ACQUISITIONS

     The Company completed several acquisitions during the year ended September 30, 1994. In October 1993, the Company acquired certain assets including
approximately 14,000 members from Freedom Plan, Inc.   In November 1993, the
Company acquired all of the issued and outstanding capital stock of each of California Dental Health Plan, Inc. ("CDHP") and Dental Plan Administrators ("DPA"). CDHP is a licensed provider of prepaid dental and optometric benefits for individuals and groups, and DPA is an affiliated company of CDHP that provides administrative services to CDHP and other companies. In December 1993, the Company acquired all of the issued and outstanding capital stock of Advantage Health Plans, Inc., a Miami-based HMO with approximately 20,000
members.   In February 1994, the Company acquired all of the issued and outstanding capital stock of Preferred Health Resources, Inc. ("PHRI"), a Seattle-based corporation. PHRI owns all of the issued and outstanding capital stock of Network Health Plan, Inc., a Seattle-based health care services contractor with approximately 28,000 members, and Network Management Incorporated, an affiliated company that provides administrative services to the health plan and other companies. In September 1994, the Company acquired all of the issued and outstanding capital stock of Pasteur Health Plans, Inc. ("PHP"), Pasteur Delivery Systems, Inc. ("PDS") and Interstate Medical Equipment, Inc. ("IME"). PHP is a Miami-based HMO with approximately 50,000 members. PDS and IME are affiliated companies of PHP that provide medical and administrative services to PHP and other companies.


     The total purchase price for these acquisitions is expected to be approximately $108 million. Of the total purchase price, $88 million has been paid to date. The contingent purchase payments for these acquisitions will be paid in 1995 if certain events occur. Based on the fair values of assets acquired and liabilities assumed in connection with these acquisitions, the preliminary estimate of excess purchase price is approximately $91 million. A final allocation of purchase price will be determined when appraisals and other studies are completed and contingent purchase payments are determined. The transactions have been accounted for as purchases and the operating results of each completed acquisition are included in the consolidated financial statements from the date of purchase. Amortization of the excess purchase price is made over a period not to exceed forty years.

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


YEARS ENDING SEPTEMBER 30
(Unaudited)
(Amounts in thousands, except per share amounts)             1994          1993
- ------------------------------------------------------------------------------------
Premium revenue                                           $2,929,887    $2,382,687
Total operating revenue                                   $2,972,114    $2,410,605
Pretax income                                             $  141,888    $   99,074
Net income (1)                                            $   87,445    $   55,884
Earnings per share (1)                                    $     3.13    $     2.01
- ------------------------------------------------------------------------------------

 (1) The unaudited pro forma income before cumulative effect of a change in accounting principle for the year ended September 30, 1994 was $81.8 million or $2.93 per share. The unaudited pro forma cumulative effect on prior years of a change in accounting principle for the year ended September 30, 1994 is $5.7 million or $0.20 per share (see Note 2j of the Notes to Consolidated Financial Statements).


6.  LONG-TERM DEBT

     Long-term debt consists of the following components:


SEPTEMBER 30
(in thousands)                                                                        1994           1993
- ---------------------------------------------------------------------------------------------------------
Revolving line of credit                                                          $ 82,350        $    --
8.80% privately placed senior debt, due in annual installments of
  $3,750,000 commencing November 1994                                               15,000         15,000
Capitalized lease obligations                                                        9,745          9,832
Installment notes payable, annual payments of $400,000, non-interest
  bearing, through December 1995                                                       655          1,024
Other long-term debt                                                                 1,562             31
- ---------------------------------------------------------------------------------------------------------
                                                                                   109,312         25,887
Less amounts due within one year                                                     8,175          4,066
- ---------------------------------------------------------------------------------------------------------

Long-term debt due after one year                                                 $101,137        $21,821
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------



    In January 1994, the Company established with The Chase Manhattan Bank ("Chase") and a syndicate of banks, a $130 million revolving line of credit (the "Credit Line"). The Company has and will continue to borrow under the Credit Line during a one-year period commencing January 1994, after which any amount outstanding will be converted into a two year term loan. Interest will be paid over the three year period at a rate per annum equal to the London Interbank Offered Rate plus a spread ranging from 0.3125 percent to 0.6250 percent or the prime rate. At September 30, 1994, the weighted average interest rate was 5.33 percent. Certain subsidiaries guarantee the Credit Line to the extent permitted by regulatory authorities. Advances have been classified as long-term debt because of the Credit Line's conversion feature.

    Both the debt agreement for $15 million of 8.80 percent privately placed senior debt and the Credit Line include financial covenants requiring a minimum consolidated net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the aggregate fair value of the Credit Line and 8.80 percent privately placed senior debt is approximately $98 million.

    The Company is currently negotiating a $250 million revolving line of credit with Bank of America and a syndicate of banks. Most of the banks in the current syndicate will participate in the new syndicate. The Company anticipates that this new credit line will be in place by December 1994.

     As of September 30, 1994, the maturities of long-term debt for the years following 1994 are as follows:


YEARS ENDING SEPTEMBER 30
(in thousands)
- -------------------------------------------------------------------------------
1995                                                               $  8,175
1996                                                                  8,045
1997                                                                 88,024
1998                                                                  3,924
1999                                                                     34
Thereafter                                                            1,110
- -------------------------------------------------------------------------------
                                                                   $109,312
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     Capitalized leases relate to equipment included in the accompanying consolidated balance sheets at a cost of $17,526,000 and $13,257,000 at September 30, 1994 and 1993, respectively. Accumulated amortization related to this equipment totaled $8,188,000 and $3,368,000 at September 30, 1994 and 1993, respectively. These leases require future payments including interest totaling $10,130,000 at September 30, 1994 through the end of the lease terms.

7.  SHAREHOLDERS' EQUITY

     In September 1994, the Company commenced a public offering of 750,000 shares of the Company's Class B Common Stock to certain physicians groups (the "Groups") which currently contract with the Company. If a Group agrees to purchase shares in this offering, it will enter into an agreement whereby it will be irrevocably obligated to purchase a fixed number of shares of the Class B Common Stock at a fixed price payable over a five year period beginning May 1, 1996. To date, the Company has not entered into any agreements with any of the Groups to sell shares under this offering.

     On February 23, 1993, the Board of Directors authorized the purchase of a total of up to 500,000 shares of the Company's Class B Common Stock in the open market subject to market conditions; such shares are to be retired upon purchase. This program was formally terminated by the Board of Directors of the Company on April 28, 1994. Through that date, the Company had purchased and retired 295,700 shares at an average price of $31.29 per share.

     In November 1992, the Company completed a public offering of 3,200,000 shares of Class B Common Stock, of which 1,600,000 shares were sold by the Company and 1,600,000 shares were sold by UniHealth. The net proceeds received by the Company from the sale of the 1,600,000 shares of Class B Common Stock offered by the Company were approximately $59 million after deducting underwriting discounts and commissions, and expenses of the offering

     In July 1992, the Company completed a public offering of 3,450,000 shares of Class B Common Stock, of which 1,725,000 shares were sold by the Company and 1,725,000 shares were sold by UniHealth. The net proceeds received by the Company from the sale of the 1,725,000 shares of Class B Common Stock offered by the Company were approximately $38 million after deducting underwriting discounts and commissions and expenses of the offering.

     On June 4, 1992, the shareholders of the Company approved an Amendment (the "Reclassification Amendment") to the Company's Certificate of Incorporation, as amended. The Reclassification Amendment: (a) reclassified the existing common stock as Class A Common Stock; (b) authorized a new class of non-voting common stock designated as non-voting Class B Common Stock (the Class A Common Stock together with the Class B Common Stock shall hereinafter be referred to as the "Common Stock"); (c) increased the total number of authorized shares of Common Stock from 20 million to 90 million, consisting of 30 million shares of Class A Common Stock and 60 million shares of Class B Common Stock; (d) established the rights, powers and limitations of both classes of common stock; and (e) reduced the par value of the Common Stock from $0.50 per share to $0.01 per share.

     In connection with the Reclassification Amendment, the Company declared a stock dividend to holders of record of the Class A Common Stock on June 5, 1992, payable on June 10, 1992, consisting of one share of Class B Common Stock for each share of Class A Common Stock then outstanding. The stock dividend had the same effect on the total number of shares of common stock and equivalents outstanding as a two-for-one stock split. All earnings per share calculations, as well as share and per share data, have been adjusted to reflect the stock split on a retroactive basis.

8.  TRANSACTIONS WITH RELATED PARTIES

     The Company purchased health care services from hospitals owned and managed by UniHealth totaling $61,497,000, $55,482,000 and, $30,160,000 for the years ended September 30, 1994, 1993 and 1992, respectively. Under the terms of a management arrangement with UniHealth, the Company paid $831,000, $1,221,000 and $832,000 for management fees, payroll processing services and other services in the years ended September 30, 1994, 1993 and 1992, respectively. Amounts payable to UniHealth were $251,000 and $410,000 at September 30, 1994 and 1993, respectively.

     UniHealth purchased health care coverage from the Company in the amounts of $10,050,000, $7,312,000 and $6,169,000 for the years ended September 30, 1994,
1993 and 1992, respectively. Amounts receivable from UniHealth were $1,000,000 and $729,000 at September 30, 1994 and 1993, respectively.

     Joseph S. Konowiecki, the secretary and general counsel of the Company, is the sole shareholder of Joseph S. Konowiecki, Inc., a California professional corporation, which is a partner of the law firm of Konowiecki & Rank. The Company purchased legal services from Konowiecki & Rank in the amounts of $3,137,888, $2,251,000 and $2,397,000 for the years ended September 30, 1994,
1993 and 1992, respectively. The amounts payable to Konowiecki & Rank at September 30, 1994 and 1993 were $248,000 and $151,000, respectively.

9.  INCOME TAXES

     Effective October 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes" (See Note 2j - "Taxes Based on Premiums and Income"). As permitted under the new rules, prior years' financial statements have not been restated.

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:



SEPTEMBER 30
(IN THOUSANDS)                                                        1994
- -------------------------------------------------------------------------------
Deferred tax assets:
     Accrued compensation                                      $  9,574,000
     Accrued health care costs                                    8,363,000
     Accrued expenses                                             5,644,000
     Capital leases                                               2,974,000
     State franchise taxes                                        2,758,000
     Other assets                                                 1,434,000
- -------------------------------------------------------------------------------
Total deferred tax assets                                        30,747,000

Deferred tax liabilities:
     Depreciation                                                (1,591,000)
     Other liabilities                                             (741,000)
- -------------------------------------------------------------------------------
 Net deferred tax assets                                       $ 28,415,000
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     The provision for income taxes for the years ended September 30, 1994, 1993 and 1992, consists of the following components:


YEARS ENDED SEPTEMBER 30
(in thousands)                            1994           1993           1992
- -------------------------------------------------------------------------------
CURRENT:
     Federal                           $ 58,036       $ 35,324       $ 33,156
     State                               12,250          9,032          8,350
- -------------------------------------------------------------------------------
     Total current                       70,286         44,356         41,506
DEFERRED:
     Federal                             (9,349)         1,275        (10,244)
     State                                  (62)            --             --
- -------------------------------------------------------------------------------
     Total deferred                      (9,411)         1,275        (10,244)
- -------------------------------------------------------------------------------
Provision for income taxes             $ 60,875       $ 45,631       $ 31,262
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before income taxes:


YEARS ENDED SEPTEMBER 30
(in thousands)                            1994           1993           1992
- -------------------------------------------------------------------------------
Computed expected provision               35.0%          34.8%          34.0%
State taxes, net of federal benefit        5.4            5.4            7.4
Tax exempt interest                       (1.9)          (1.7)          (1.6)
Amortization of intangibles                0.7            1.0            0.9
Changes in unrecognized                   (0.3)           2.2           (1.0)
deferred tax benefits
Insurance company statutory rate             --           0.1            0.5
Other, net                                 2.9            0.3            1.6
- -------------------------------------------------------------------------------
Provision for income taxes                41.8%          42.1%          41.8%
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     The Company and its subsidiaries file a consolidated Federal income tax return. The Company also files a combined California franchise tax return with its subsidiaries.

     Prior to the change in accounting principle, the sources of differed tax items and the corresponding tax effects during the fiscal years ended September 30, 1993 and 1992 were as follows:


YEARS ENDED SEPTEMBER 30
(in thousands)                                            1993           1992
- -------------------------------------------------------------------------------
Depreciation                                           $ 2,803       $    600
Medical claims and benefits payable                      1,482         (6,086)
Performance incentives                                     942         (2,169)
State franchise taxes                                     (141)        (1,416)
Capital leases                                          (2,322)          (892)
Other, net                                              (1,489)          (281)
- -------------------------------------------------------------------------------
                                                       $ 1,275       $(10,244)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

10.  EMPLOYEE BENEFIT PLANS

     a) Savings and Profit-Sharing Plan. The Company has an employee profit-sharing plan covering substantially all full-time employees, which provides for annual contributions by the Company of two percent of the annual compensation of employees and additional amounts determined by the Board of Directors which are generally based upon a percentage of pretax income. Employees may defer up to twelve percent of their annual compensation under the Plan, with the Company matching one half of the deferred amount, up to a maximum of three percent of annual compensation. Amounts charged to expense applicable to the plan were $10,298,000, $7,774,000 and $4,908,000 for the years ended September 30, 1994,
1993 and 1992, respectively.

     b) Stock Option Plans. The Company has granted stock options for employees and Directors under various plans including the Stock Option Plan for Executive and Key Employees, as amended (the "1985 Plan"), the Amended and Restated 1989 Stock Option Plan for Officers and Key Employees, as amended (the "1989 Employee Plan"), the 1989 Non-Officer Directors Stock Option Plan (the "1989 Director Plan") and the 1992 Non-Officer Directors Stock Option Plan (the "1992 Director Plan").

     Grants under the 1985 Plan and 1989 Director Plan were suspended. The total number of shares of common stock which may be granted as incentive stock options, non-qualified stock options, stock appreciation rights and stock payments ("Awards") under the 1989 Employee Plan is up to (i) 805,558 shares for Awards granted prior to October 1, 1992 and (ii) one and one-half percent of the outstanding shares of Common Stock of the Company as of the last day of the previous fiscal year for Awards granted each fiscal year on and after October 1, 1992. Options may be granted for a term of up to ten years at a price not less than 100 percent of the fair market value of the common shares at the time of grant.

     The 1992 Director Plan provides for a maximum of 140,000 shares of Class B Common Stock issuable upon the exercise of non-qualified stock options granted to eligible non-officer Directors of the Company. Any non-officer Director of the Company not eligible to receive options under the 1989 Employee Plan shall be eligible to receive options under the 1992 Director Plan.

     The following table summarizes the activity in non-qualified stock options under the 1985 Plan, the 1989 Employee Plan, the 1989 Director Plan and the 1992 Director Plan for the years ended September 30, 1994 and 1993:


                                                     NON-QUALIFIED STOCK OPTIONS
- -------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED SEPTEMBER 30,                  CLASS A                                      CLASS B
   1994 AND 1993                            STOCK              EXERCISE PRICE            STOCK              EXERCISE PRICE
- -------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT SEPTEMBER 30, 1992          759,434        $  1.63    -    $19.75        759,434        $  1.63    -    $19.75
Granted                                         --             --    -        --        288,230        $ 29.75    -    $44.75
Exercised                                  186,400        $  1.63    -    $19.75        111,700        $  1.63    -    $19.75
Canceled                                    12,975        $  6.88    -    $19.75         13,875        $  6.88    -    $37.50
- -------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT SEPTEMBER 30, 1993          560,059        $  1.63    -    $19.75        922,089        $  1.63    -    $44.75
Granted                                         --             --    -        --        588,400        $ 37.75    -    $53.75
Exercised                                  104,649        $  1.63    -    $17.25        180,645        $  1.63    -    $40.25
Canceled                                     4,126        $ 17.25    -    $17.25         25,005        $ 17.25    -    $40.50
- -------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT SEPTEMBER 30, 1994          451,284        $  1.63    -    $19.75      1,304,839        $  1.63    -    $53.75
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------

     At September 30, 1994, approximately 1,756,000 shares were reserved for issuance upon the exercise of outstanding options. As of that date, 418,084 options were exercisable for Class A shares at an exercise price of $1.63 - $19.75 per share and 485,705 options were exercisable for Class B shares at an exercise price of $1.63 - $44.75. No stock appreciation rights have been awarded under the 1989 Employee Plan.

     c) Performance Incentive Programs. The Company has a long-term performance incentive program administered by a subcommittee of the Compensation Committee of the Board of Directors (the "Committee"). Under the terms of the program, all Executive Officers (as defined in Rule 3b-7 of the Exchange Act) of the Company and certain officers and key employees of the Company and its subsidiaries are eligible for participation. Incentive compensation is based on the achievement of objectives established by the Committee and approved by the shareholders of the Company. The performance objectives are based on increases in shareholders' equity and increases in the revenue of non-core businesses, measured over a three-year period. A minimum target for return on equity must be achieved before the measurement for increasing revenue may be applied. A new three-year performance period commences annually and minimum and maximum targets for each measurement objective vary for each performance cycle. Except for Executive Officers, at the end of each performance period, the committee may adjust individual awards to reflect an overall evaluation of performance. For fiscal years ended September 30, 1994, 1993 and 1992, the incentive compensation expense for this program was $2,500,000, $1,854,000 and $3,600,000, respectively.

     The Company also has an annual incentive compensation program. All Executive Officers of the Company or any subsidiary of the Company are eligible to participate and any officer or full-time employee of the Company or any subsidiary of the Company, determined by the Committee to have a direct, significant and measurable impact on the attainment of the Company's or subsidiary's annual growth and profitability objectives is eligible to participate. Within these parameters, the Committee has total discretion over which participants are eligible to receive awards. Incentive compensation is based on the achievement of objectives established by the Committee and approved by the shareholders of the Company. Performance objectives are based on earnings per share. The Committee may make additional awards to participants who are determined by the Committee to have positively impacted directly on the attainment of the performance objectives established by the Committee. Amounts charged to expense for such programs were $7,048,000, $2,229,000 and $7,400,000 for the years ended September 30, 1994, 1993 and 1992, respectively.

11.  COMMITMENTS AND CONTINGENCIES

     a) Lease Commitments. The Company leases office space under various non-cancelable operating leases. Rental expense for the years ended September 30, 1994, 1993 and 1992 totaled $10,170,000, $8,140,000 and $7,269,000, respectively. Future minimum lease payments under operating leases at September 30, 1994 are as follows:


YEARS ENDING SEPTEMBER 30
(in thousands)
- -------------------------------------------------------------------------------
1995                                                               $ 11,222
1996                                                                 10,491
1997                                                                  9,201
1998                                                                  5,638
1999                                                                  3,361
Thereafter                                                            4,563
- -------------------------------------------------------------------------------
                                                                   $ 44,476
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  b) Employment Agreements. The Company has entered into an employment agreement with the Chairman, the President of the Company and four other officers. The agreements contain provisions that would entitle each to receive severance benefits which are payable if employment is terminated for various reasons, including termination following a change of ownership or control of the Company as defined by the agreements. The maximum contingent liability for severance payments that the Company would be required to make under the employment agreements (excluding amounts which may be payable under incentive plans and the value of certain benefits) would be approximately $3,400,000 at September 30, 1994.

  c) Litigation. The Company is involved in legal actions in the normal course of business, some of which seek substantial monetary damages, including claims for punitive damages which are not covered by insurance. After review, including consultation with counsel, management believes any ultimate liability in excess of amounts accrued which could arise from the actions would not materially affect the Company's consolidated financial position or results of operations.

12.  CONCENTRATIONS OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of short-term investments in marketable securities and commercial premiums receivable. The Company's short-term investments in marketable securities are managed by professional investment managers within guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of September 30, 1994, the Company had no significant concentrations of credit risk.

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


The Board of Directors and Shareholders
PacifiCare Health Systems, Inc.

     We have audited the accompanying consolidated balance sheets of PacifiCare Health Systems, Inc. as of September 30, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PacifiCare Health Systems, Inc. as of September 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the Consolidated Financial Statements, as of October 1, 1993 the Company changed its method of accounting for income taxes.

                                        ERNST & YOUNG LLP


Los Angeles, California
November 11, 1994

QUARTERLY INFORMATION FOR FISCAL YEARS 1994 AND 1993 (UNAUDITED)


                                                         THREE MONTHS ENDED

(in thousands, except per share amounts)                 DEC. 31             MARCH 31            JUNE 30             SEPT. 30
- -------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1994
- -------------------------------------------------------------------------------------------------------------------------------
Operating revenue                                        $645,748            $714,424            $752,259            $780,821
Operating expenses                                        625,411             683,591             713,234             750,086
Interest income, net                                        5,603               5,777               6,617               6,541
- -------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and
   cumulative effect of a change
   in accounting principle                                 25,940              36,610              45,642              37,276
Provision for income taxes                                 11,201              15,766              18,846              15,062
- -------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect
   of a change in accounting principle                     14,739              20,844              26,796              22,214
Cumulative effect on prior years of a
   change in accounting principle                           5,658                   -                   -                   -
- -------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $20,397             $20,844             $26,796             $22,214
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
  Before cumulative effect of a change in
    accounting principle                                    $0.53               $0.75               $0.95               $0.79

  Cumulative effect on prior years of a
    change in accounting principle                           0.20                   -                   -                   -
- -------------------------------------------------------------------------------------------------------------------------------
Earnings per share(1)                                       $0.73               $0.75               $0.95               $0.79
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
Membership(2)                                               1,149               1,227               1,225               1,358
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------


- -------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1993
- -------------------------------------------------------------------------------------------------------------------------------
Operating revenue                                        $484,757            $555,125            $575,712            $605,479
Operating expenses                                        470,755             533,911             547,737             581,426
Interest income, net                                        4,171               5,338               5,917               5,657
- -------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 18,173              26,552              33,892              29,710
Provision for income taxes                                  7,472              11,376              14,184              12,599
- -------------------------------------------------------------------------------------------------------------------------------
Net income                                                $10,701             $15,176             $19,708             $17,111
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
Earnings per share(1)                                       $0.39               $0.54               $0.71               $0.61
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
Membership(2)                                                 978               1,040               1,059               1,097
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------

1 The results for the quarters ended June 30, 1994 and 1993 include $0.18 and $0.10, respectively, of positive reserve adjustments which are described in Management's Discussion and Analysis on page 16.

2    Membership as of quarter-end.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Registrant's independent auditors or disagreements with such auditors on accounting principles or practices or financial statement disclosure within the last two years.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained in the Company's 1994 Proxy Statement and is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1994.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is contained in the Company's 1994 Proxy Statement and is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1994.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is contained in the Company's 1994 Proxy Statement and is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is contained in the Company's 1994 Proxy Statement and is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1994.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       The following documents are filed as part of this report. Consolidated financial statements and notes thereto are included in Part II, Item 8 of this
Report:


                                                                                  PAGE REFERENCE
                                                                                  --------------
     (a)1.   Financial Statements:
             Consolidated Balance Sheets as of September 30, 1994 and 1993              20
             Consolidated Statements of Income for the years ended
               September 30, 1994, 1993 and 1992                                        21
             Consolidated Statements of Shareholders' Equity for the years
               ended September 30, 1994, 1993 and 1992                                  22
             Consolidated Statements of Cash Flows for the years ended
               September 30, 1994, 1993 and 1992                                        23
             Notes to Consolidated Financial Statements                                 24
             Report of Ernst & Young LLP Independent Auditors                           34
             Quarterly Information for Fiscal Years 1994 and 1993 (Unaudited)           35
     2.      Financial Statement Schedules:
               Schedule I - Marketable Securities-Other Investments                     41
               Schedule II - Amounts Receivable from Related Parties and
                 Underwriters, Promoters and Employees Other Than
                 Related Parties                                                        44
               Schedule VIII - Valuation and Qualifying Accounts                        45


             All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because information required is included in the Financial Statements and related notes.

     3.   Exhibits:

          3.1 Certificate of Incorporation and amendments thereto [incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-2 (File No. 33-31541)].

          3.2 Amendment to the Certificate of Incorporation [incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 8-A, dated May 20, 1992].

          3.3 Amendment to the Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended March 31, 1994].

          3.4     Bylaws of the Company.

          3.5     First Amendment to the Bylaws of the Company.

          4.1 Specimen of the Company's Class A Common Shares [incorporated by reference to Exhibit 1 to the Company's Form 8, dated May 20, 1992].

          4.2 Specimen of the Company's Class B Common Shares [incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated May 20, 1992].

          10.1 Employment Agreement, dated as of April 1, 1993, between the Company and Terry Hartshorn [incorporated by reference to
                  Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994].

          10.2 Employment Agreement, dated February 22, 1990, between the Company and Alan Hoops, as amended April 7, 1992 and June 5, 1992 [incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-3 (File No. 33-52438)].(1)

          10.3 Employment Agreement, dated February 22, 1990, between the Company and Wayne Lowell, as amended June 5, 1992 [incorporated by reference to Exhibit 28.3 to the Company's Registration Statement on Form S-3 (File No. 33-52438)].(1)

          10.4 Employment Agreement, dated February 22, 1990, between the Company and Richard Lipeles, as amended April 7, 1992 and
                  June 5, 1992 [incorporated by reference to Exhibit 28.5 to the Company's Registration Statement on Form S-3 (File No. 33-52438)].(1)

          10.5 Employment Agreement, dated as of October 16, 1992, between the Company and Roger Taylor [incorporated by reference to
                  Exhibit 10.1 to the Company's Registration Statement on Form S-3 (File No. 33-72012)].(1)

          10.6 Form of contract for the period January 1, 1993 through December 31, 1993 between PacifiCare of California and the Department of Health and Human Services [incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 (File No. 33-72012)].

          10.7 Management Consulting Agreement, dated as of October 1, 1991, between the Company and UniHealth America [incorporated by reference to Exhibit 28.6 to the Company's Registration Statement on Form S-3 (File No. 33-52438)].

          10.8 Amended and Restated 1989 Stock Option Plan for Officers and Key Employees, as amended [incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-82204)].(1)

          10.9 1992 Non-Officer Directors Stock Option Plan [incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 33-48543)].(1)

          10.10 Amended Long-Term Performance Incentive Plan, as amended [incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 1994].(1)

          10.11 Amended Management Incentive Compensation Plan, as amended [incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 1994].(1)

          10.12 $130,000,000 Revolving Credit Agreement, dated as of January 14, 1994, among PacifiCare Health Systems, Inc., the banks named therein and The Chase Manhattan Bank [incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994].

          10.13 Contribution and Indemnification Agreement, dated November 19, 1993, between the Company and UniHealth America [incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (File No. 33-72012)].

          11A     Computation of Earnings Per Share - Primary

          11B     Computation of Earnings Per Share - Fully Diluted

          21      List of Subsidiaries

          23      Consent of Ernst & Young LLP Independent Auditors

          27      Financial Data Schedules

                  (1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.


(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PACIFICARE HEALTH SYSTEMS, INC.


Date: November 23, 1994    By        /s/      ALAN HOOPS
                           ----------------------------------------------------
                                           Alan Hoops, President
                                       and Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                              TITLE                           DATE

/s/  TERRY HARTSHORN            Chairman of the Board          November 23, 1994
- ----------------------------
     Terry Hartshorn
                                President and
                                Chief Executive Officer
/s/  ALAN HOOPS                 (Principal Executive Officer)  November 23, 1994
- ----------------------------
     Alan Hoops
                                Executive Vice President and
                                Chief Financial Officer
/s/  WAYNE LOWELL               (Principal Financial Officer)  November 23, 1994
- ----------------------------
     Wayne Lowell
                                Senior Vice President and
                                Corporate Controller
/s/  FRED V. RYDER, JR.         (Principal Accounting Officer) November 23, 1994
- ----------------------------
     Fred V. Ryder, Jr.

/s/  ERIC BENVENISTE            Director                       November 23, 1994
- ----------------------------
     Eric Benveniste

/s/  DAVID R. CARPENTER         Director                       November 23, 1994
- ----------------------------
     David R. Carpenter

/s/  GARY L. LEARY              Director                       November 23, 1994
- ----------------------------
     Gary L. Leary

/s/  WARREN E. PINCKERT II      Director                       November 23, 1994
- ----------------------------
     Warren E. Pinckert II

/s/  DAVID A. REED              Director                       November 23, 1994
- ----------------------------
     David A. Reed

/s/  LLOYD ROSS                 Director                       November 23, 1994
- ----------------------------
     Lloyd Ross

/s/  DENNIS STRUM               Director                       November 23, 1994
- ----------------------------
     Dennis Strum

                PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

              SCHEDULE I - MARKETABLE SECURITIES-OTHER INVESTMENTS

                            AS OF SEPTEMBER 30, 1994
                             (amounts in thousands)

                                                                                                                          AMOUNT
                                                                                                            MARKET      AT WHICH
                                                                            PRINCIPAL           COST      VALUE OF       CARRIED
                                                                               AMOUNT             OF    EACH ISSUE        IN THE
                                                                             OF BONDS           EACH    AT BALANCE       BALANCE
NAME OF ISSUER AND TITLE OF EACH ISSUE                                      AND NOTES          ISSUE    SHEET DATE         SHEET
- --------------------------------------------------------------------------------------------------------------------------------
US TREASURY SECURITIES                                                       $174,365       $172,516      $168,710      $172,543

COMMERCIAL PAPER AND CORPORATE NOTES
American General Finance Medium Term Notes                                      1,000          1,006           951         1,005
Chesterfiled, Virginia  Pollution Control Revenue
   for Virginia Electric Power & Tax Exempt Commercial Paper                    3,000          3,000         3,000         3,000
Connecticut Health and Education Facility Authority
   Revenue Bond for Yale University                                             5,500          5,500         5,500         5,500
Ford Motor Credit Corporation Medium Term Notes                                 1,000          1,000           966         1,000
General Electric Credit Corporation Commercial Paper                              280            280           280           280
Intermountain Power Agency Power Supply
   Revenue Series F2 Tax Exempt Commercial Paper                                2,850          2,850         2,850         2,850
Jasper County, Indiana Variable Rate Pollution Control Revenue for
   Northern Indiana Public Service Tax Exempt Commercial Paper                  1,000          1,000         1,000         1,000
John Deere Company Medium Term Notes                                            1,000          1,000           970         1,000
Maricopa County, Arizona Pollution Control Revenue for Southern
   California Edison Tax Exempt Commercial Paper                                  650            650           650           650
Municipal Electric Authority of Georgia Project #3
   Tax Exempt Commercial Paper                                                    600            600           600           600
Nuveen Insured Quality Series W                                                 2,500          2,476         2,481         2,497
Nuveen Preferred Plus Municipal Fund Series T                                   1,000            998           991           999
Nuveen Premier Income Series T                                                  2,500          2,495         2,469         2,497
North Central Texas Health Facilities Development Corporation Hospital
  Revenue for Methodist Hospitals of Dallas Tax Exempt Commercial
  Paper                                                                         1,200          1,200         1,200         1,200
N.C. Eastern Power Catawba Tax Exempt Commercial Paper                          2,100          2,100         2,100         2,100
Royal Bank Of Canada Floating Rate Notes                                        3,000          3,015         3,011         3,005
Salt Lake Hosp Tax Exempt Commercial Paper                                      2,100          2,100         2,100         2,100
Salt River AG Imp Dist Tax Exempt Commercial Paper                              4,850          4,850         4,850         4,850
Sarasota Pub Hosp Tax Exempt Commercial Paper C                                 1,600          1,600         1,600         1,600
Security Pacific National Bank Home Equity Loan 1991-2B                         1,354          1,354         1,361         1,354
Texas Municipal Power Agt Tax Exempt Commercial Paper                          12,750         12,750        12,750        12,750
Vermont Commercial Paper Rans C                                                 5,200          5,200         5,200         5,200
York County Virginia Pollution Control Revenue for Virginia Electric and
  Power Tax Exempt Commercial Paper                                            16,350         16,350        16,350        16,350


GOVERNMENT SPONSORED ENTERPRISES(1)
Federal Farm Credit Bank Discount Note, 10/20/94                                  490            489           489           489
Federal Farm Credit Bank Discount Note, 10/31/94                                2,500          2,489         2,489         2,489
Federal Home Loan Bank Step-Up Call 5/17/96                                     5,000          5,000         4,850         5,000
Federal Home Loan Banks Inverse Floater, 5/10/96                                5,000          5,000         4,622         5,000
Federal Home Loan Mortgage Corporation                                          8,266          8,346         8,018         8,345
Federal Home Loan Mortgage Corporation Collateralized Mortgage
   Obligation Series M Class 6                                                  1,126          1,191         1,133         1,187
Federal Home Loan Mortgage Corporation Collateralized Mortgage
   Obligation Series 1216-E                                                     1,000            958           959           966
Federal Home Loan Mortgage Corporation Collateralized Mortgage
   Obligation Series 71 Class E                                                   866            912           883           910
Federal Home Loan Mortgage Corporation Discount Notes, 10/3/94                    560            556           556           556
Federal Home Loan Mortgage Corporation Discount Notes, 11/2/94                 12,465         12,388        12,387        12,388
Federal Home Loan Mortgage Floating Rate Note                                   2,300          2,306         2,174         2,305
Federal National Mortgage Association                                           6,000          6,139         5,916         6,133
Federal National Mortgage Association Adjustable Rate Mortgages                 1,378          1,389         1,371         1,389
Federal National Mortgage Association Discount Notes, 10/24/94                 36,660         36,543        36,543        36,543
Federal National Mortgage Association Discount Notes, 11/17/94                    150            148           148           148
Federal National Mortgage Association Discount Notes, 11/2/94                   2,040          2,031         2,030         2,031
Overseas Private Investment Corporation Interest Certificates                   2,000          2,000         2,000         2,000
Resolution Fund Corporation Strips 1/15/00                                      6,500          3,148         3,334         3,148
Resolution Trust Corporation Series 1991-16 Class A-5                             899            954           939           952
Resolution Trust Corporation Series 1992-C6 Series B                              307            306           304           306

                PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                            AS OF SEPTEMBER 30, 1994
                             (amounts in thousands)

                                                                                                                          AMOUNT
                                                                                                            MARKET      AT WHICH
                                                                            PRINCIPAL           COST      VALUE OF       CARRIED
                                                                               AMOUNT             OF    EACH ISSUE        IN THE
                                                                             OF BONDS           EACH    AT BALANCE       BALANCE
NAME OF ISSUER AND TITLE OF EACH ISSUE                                      AND NOTES          ISSUE    SHEET DATE         SHEET
- --------------------------------------------------------------------------------------------------------------------------------
GOVERNMENT SPONSORED ENTERPRISES(1) (CONTINUED)
Resolution Trust Corporation Series 1993-3 Class A-3                         $  1,639       $  1,718      $  1,688      $  1,713
Resolution Trust Corporation Series 1993-C1 Class B                             1,500          1,505         1,519         1,504
Student Loan Mortgage Association (French Franc Bull Note)                      2,500          2,500         2,447         2,500

MORTGAGE-BACKED SECURITIES
Advanta Home Equity Loan Trust Series 93-A3                                     7,320          7,298         6,983         7,299
Citicorp Mortgage Securities, Incorporated Series 1991-9 Class B                2,000          2,067         2,023         2,066
Citicorp Mortgage Securities, Incorporated Series 1989-B Class A6               2,000          2,110         2,035         2,106
Ryland Mortgage Securities Corporation Series 1993-7 Class A                   10,295             90            87           211
Salomon Brothers Mortgage Securities VII Series 1994-2 Class XS1                9,971            486           419           646
The Money Store Home Equity Trust                                               9,118          9,134         8,782         9,133

POLITICAL SUBDIVISION OF A STATE
Anderson County South Carolina Hospital Facilities Revenue Anderson
   Memorial Hospital Revenue Bonds                                              5,000          5,759         5,445         5,647
Baltimore County, Maryland Unlimited Tax General Obligation Bonds               2,000          2,028         2,151         2,016
Boise-Kuna, Idaho Irrigation District Lucky Peak Project Revenue
   Bonds                                                                        1,000            997         1,039           998
Chicago Illinois Central Public Library Series-C-Converted Unlimited
   General Obligation Bonds                                                     3,000          3,334         3,270         3,319
Chicago Illinois Metropolitan Water Unlimited General Obligation
   Bonds                                                                        3,350          3,777         3,601         3,685
Chicago Illinois Water Revenue Refunding Bonds                                  6,000          6,000         5,978         6,000
City and County of Honolulu General Obligation Bonds                            4,415          4,415         4,623         4,415
City of San Antonio, Texas Water and Wastewater System Revenue
   Refunding Bonds                                                              1,500          1,489         1,555         1,492
Clark County, Nevada Airport Improvement Revenue -
   Variable Rate Demand Note Series A                                          10,300         10,300        10,300        10,300
Contra Costa County California Tax & Revenue Anticipated Notes
   Series A Limited General Obligation Notes                                    4,000          3,992         3,990         3,993
Georgia State Municipal Electric Authority Revenue Refunding Series
   Q Revenue Bonds                                                              3,350          3,909         3,681         3,806
Illinois Development Finance Authority Pollution Control Revenue                2,500          2,500         2,413         2,500
Jackson County, Mississippi Pollution Control Revenue for Chevron
   Daily Demand Note                                                           14,650         14,650        14,650        14,650
Kalamazoo Michigan Hospital Finance Authority
   Regular Auction Rate Certificates                                            1,400          1,400         1,400         1,400
Kentucky Development Finance Authority Revenue Bonds                            1,875          1,930         1,908         1,899
Le Claire Iowa Electric Revenue Bonds                                             990            990           980           990
Los Angeles County Transportation Commission
   Sales Tax Revenue Series 92A                                                 6,000          5,967         6,121         5,973
Massachusetts Health and Education Facility Authority Revenue
   Capital Assets Program Variable Rate Note                                      300            300           300           300
Maryland State Health & Higher Educational Facilities Authority
   Revenue John Hopkins University Issue A Revenue Bonds                        2,500          2,670         2,639         2,646
Minnesota State Housing Finance Agency Single Family Mortgage Series
   Series D Revenue Bonds                                                       6,000          6,000         5,512         6,000
New York State Power Authority Revenue & General Purpose Regular
   Auction Rate Certificates                                                    3,000          3,000         3,000         3,000
Putnam County, Florida Development Authority Floating Rate Note
   Seminol Electric                                                               800            800           800           800
Rhode Island Housing & Mortgage Fixed Alternative Minimum Tax
   Homeownership Opportunity 15-C Revenue Bonds                                 2,045          2,045         2,080         2,045

                PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                            AS OF SEPTEMBER 30, 1994
                             (amounts in thousands)

                                                                                                                       AMOUNT
                                                                                                          MARKET     AT WHICH
                                                                           PRINCIPAL          COST      VALUE OF      CARRIED
                                                                              AMOUNT            OF    EACH ISSUE       IN THE
                                                                            OF BONDS          EACH    AT BALANCE      BALANCE
NAME OF ISSUER AND TITLE OF EACH ISSUE                                     AND NOTES         ISSUE    SHEET DATE        SHEET
- -----------------------------------------------------------------------------------------------------------------------------
POLITICAL SUBDIVISION OF A STATE (CONTINUED)
San Mateo County California Joint Powers Finance Authority Lease
   Revenue Regular Auction Rate Certificates                                $  3,500      $  3,500      $  3,500     $  3,500
Shelby County Tennessee Health Educational & Housing Facilities
   Board Revenue Bonds                                                         1,000         1,196         1,118        1,133
Southern California Edison -A-CA                                               1,100         1,100         1,100        1,100
Texas State University System Series A                                         3,000         2,989         3,157        2,993
Tri-County Metropolitan Transportation,
    Oregon Revenue Bonds                                                       1,500         1,500         1,497        1,500
Upper Allegheny Pennsylvania Joint Sanitation Authority Revenue Bonds          5,500         5,500         5,486        5,500
Washington Public Power Supply System
    Revenue Bonds, Nuclear Project                                             3,000         2,984         3,263        2,988
Western Carolina Regional Sewer Authority South Carolina Sewer
    System Revenue Bonds                                                       2,000         2,249         2,125        2,203


STATE SECURITIES
California Higher Education Loan Authority
   Auction Rate Certificates Series C-1                                        2,700         2,700         2,700        2,700
California State Revenue Anticipated Warrants Series C                         9,000         9,127         9,111        9,124
Houston Texas Tax & Revenue Certificates Obligation Series F                   2,000         1,988         1,897        1,990
New Jersey State Series D Unlimited General Obligation Bonds                   1,550         1,579         1,537        1,569
Pennsylvania State Refunding First Series
   Unlimited General Obligation Bonds                                          5,000         4,944         4,848        4,944
Portland, Oregon Seattle, Washington Limited General Obligation Bonds          1,000           993           974          993
State of Georgia General Obligation Bonds                                      4,485         4,440         4,594        4,451
State of Illinois General Obligation Bonds                                     4,510         4,450         4,750        4,478
State of Minnesota General Obligation Bonds                                    4,000         4,003         4,000        4,001
State of Washington General Obligation Bonds                                   6,095         6,073         6,033        6,074
Wisconsin State Transportation Series A Revenue Bonds                          1,000         1,087         1,041        1,034
Wisconsin State Series C Unlimited General Obligation Bonds                    1,795         1,998         1,904        1,928


OTHER                                                                            529           529           529          529
                                                                          ----------------------------------------------------
TOTAL                                                                     $  539,838    $  518,272    $  511,668   $  517,999
                                                                          ----------------------------------------------------
                                                                          ----------------------------------------------------

(1) Not guaranteed by the U.S. Government.


                PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

     SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                             (amounts in thousands)

                                                                                      BALANCE AT
                          BALANCE AT                                               SEPTEMBER 30, 1994

                                                                           --------------------------------
NAME OF DEBTOR         OCTOBER 1, 1993      ADDITIONS       DEDUCTIONS       CURRENT           NON-CURRENT
- ------------------------------------------------------------------------------------------------------------
Terry Hartshorn (1)            $240                --             $240           --                     --
                       --------------------------------------------------------------------------------------
                       --------------------------------------------------------------------------------------


                                                                                      BALANCE AT
                          BALANCE AT                                               SEPTEMBER 30, 1993
                                                                             -----------------------------
NAME OF DEBTOR         OCTOBER 1, 1992      ADDITIONS       DEDUCTIONS       CURRENT           NON-CURRENT
- ----------------------------------------------------------------------------------------------------------
Terry Hartshorn (1)            $255                --              $15         $240                     --
                       --------------------------------------------------------------------------------------
                       --------------------------------------------------------------------------------------


                                                                                      BALANCE AT
                          BALANCE AT                                               SEPTEMBER 30, 1992
                                                                             -----------------------------
NAME OF DEBTOR         OCTOBER 1, 1991      ADDITIONS       DEDUCTIONS       CURRENT           NON-CURRENT
- -------------------------------------------------------------------------------------------------------------
Terry Hartshorn (1)            $270                --              $15          $15                   $240
                       --------------------------------------------------------------------------------------
                       --------------------------------------------------------------------------------------


Notes:

(1) Interest payable monthly at 6 percent per annum. Principal reduced through debt forgiveness in the amount of $15,000 per year for five years commencing March 15, 1990. All remaining principal was paid on March 15, 1994. Secured by trust deed on residence.

                PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


                                                      ADDITIONS
                                              --------------------------
                               BALANCE AT      CHARGED TO    CHARGED TO                     BALANCE AT
                                BEGINNING      COSTS AND       OTHER        DEDUCTIONS/       END OF
DESCRIPTION                     OF PERIOD       EXPENSES      ACCOUNTS      WRITE-OFFS        PERIOD
- ----------------------------------------------------------------------------------------------------------
Allowance for
   Doubtful Accounts

Year ended
   September 30, 1994             $1,155         $  532        $  263         $1,392         $  558
                               ---------------------------------------------------------------------------
                               ---------------------------------------------------------------------------

Year ended
   September 30, 1993             $1,698         $1,650        $  546         $2,739         $1,155
                               ---------------------------------------------------------------------------
                               ---------------------------------------------------------------------------
Year ended
   September 30, 1992             $1,221         $  594        $   --         $  117         $1,698
                               ---------------------------------------------------------------------------
                               ---------------------------------------------------------------------------
