Form 10-Q
period 1994-12-31
PACIFICARE HEALTH SYSTEMS INC
filed 1995-02-06
CIK 766456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     DECEMBER 31, 1994
                              ---------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                          ____________________________

                         Commission File Number 0-14181


                         PACIFICARE HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                        33-0064895
     (State or other jurisdiction of    (IRS Employer Identification Number)
     incorporation or organization)

                5995 Plaza Drive, Cypress, California 90630-5028
          (Address of principal executive offices, including zip code)

      (Registrant's telephone number, including area code) (714)  952-1121


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of January 31, 1994, there were 12,264,083 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 15,346,314 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Part 1:  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS



PacifiCare Health Systems, Inc.
Condensed Consolidated Balance Sheets
- --------------------------------------------------------------------------------
                                        December 31,             September 30,
(Amounts in thousands,                       1994                     1994
execpt per share data)                  (Unaudited)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Assets
- -------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                   $   218,590            $   192,609
     Marketable securities                      532,735                517,999
     Receivables, net                            73,720                 73,976
     Prepaid expenses                            10,133                  8,883
     Deferred income taxes                       29,263                 28,415
- --------------------------------------------------------------------------------
          Total current assets                  864,441                821,882
- --------------------------------------------------------------------------------

 Property, plant and equipment, net              98,397                 97,018
 Marketable securities - restricted              16,572                 15,994
 Goodwill and intangible assets                 173,507                167,085
 Other assets                                     5,634                  3,569
- --------------------------------------------------------------------------------
                                            $ 1,158,551            $ 1,105,548
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
 Liabilities and Shareholders' Equity
- --------------------------------------------------------------------------------
Current liabilities:
     Medical claims and benefits payable       $309,100               $302,900
     Accounts payable and accrued liabilities   126,673                108,595
     Unearned premium revenue                   186,828                170,970
     Long-term debt due within one year           8,275                  8,175
- --------------------------------------------------------------------------------
       Total current liabilities                630,876                590,640
- --------------------------------------------------------------------------------
Long-term debt due after one year                97,590                101,137
 Minority interest                                  413                    413
 Shareholders' equity:
    Preferred shares, par value $1.00 per
       share; 10,000 shares authorized;
       none issued                                    -                      -
    Class A common shares, par value $0.01
       per share; 30,000 shares authorized,
       12,258 and 12,238 issued at
       December 31, 1994 and September 30,
       1994, respectively                           123                    122
 Class B common shares, par value
       $0.01 per share; 60,000 shares
       authorized, 15,335 and 15,290 issued at
       December 31, 1994 and
       September 30, 1994, respectively             153                    153
 Additional paid-in capital                     143,083                141,955
 Unrealized holding loss on
      available-for-sale securities net of tax
      effect of $3,314                           (4,872)                     -
 Retained earnings                              291,185                271,128
- --------------------------------------------------------------------------------
     Total shareholders' equity                 429,672                413,358
- --------------------------------------------------------------------------------
                                            $ 1,158,551            $ 1,105,548
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


See accompanying notes.



PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)
- --------------------------------------------------------------------------------

(Amounts in thousands,                                     Three months ended
 except per share data)                                        December 31,
                                                    ----------------------------
                                                          1994             1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
 Revenue:
     Commercial premiums                            $  332,438       $  286,788
     Government premiums (Medicare and Medicaid)       477,595          348,500
     Other income                                       11,581           10,460
- --------------------------------------------------------------------------------
        Total operating revenue                        821,614          645,748
- --------------------------------------------------------------------------------
 Expenses:
 Health care services:
     Medical services                                  322,484          258,547
     Hospital services                                 279,267          217,292
     Other services                                     74,548           59,424
- --------------------------------------------------------------------------------
        Total health care services                     676,299          535,263
- --------------------------------------------------------------------------------
 Marketing, general and administrative expenses        113,191           89,382
 Amortization of intangibles                             1,258              766
- --------------------------------------------------------------------------------
 Operating income                                       30,866           20,337
 Interest income                                         4,901            6,089
 Interest expense                                       (1,684)            (486)
- --------------------------------------------------------------------------------
 Income before income taxes and cumulative effect
    of a change in accounting principle                 34,083           25,940

 Provision for income taxes                             14,026           11,201
- --------------------------------------------------------------------------------
 Income before cumulative effect of a change in
     accounting principle                               20,057           14,739

 Cumulative effect on prior years of a change in
     accounting principle                                    -            5,658
- --------------------------------------------------------------------------------
 Net income                                         $   20,057        $  20,397
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
 Weighted average common shares and
   equivalents outstanding used to calculated
   earnings per share                                   28,231           27,813
- --------------------------------------------------------------------------------
 Earnings per share:
     Before cumulative effect of a change in
        accounting principle                        $     0.71        $    0.53
     Cumulative effect on prior years of
       a change in accounting principle                      -             0.20
- --------------------------------------------------------------------------------
     Earnings per share                             $     0.71        $    0.73
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


 See accompanying notes.



PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
- --------------------------------------------------------------------------------

(Amounts in thousands)                                    Three months ended
                                                               December 31,
                                                      -------------------------
                                                          1994            1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Operating activities:
 Net income                                            $20,057          $20,397
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                        4,912            4,182
    Cumulative effect of a change in
      accounting principle                                   -           (5,658)
    Deferred income taxes                                2,466            1,794
    Amortization of intangibles                          1,258              766
    Provision for doubtful accounts                         90               16
    Loss on disposal of fixed assets                        32              322
    Other                                                    -                15
    Changes in assets and liabilities, net of effects
     from acquisitions:
      Accounts receivable                                  167            1,582
      Prepaid, intangible and other assets              (3,315)           2,989
      Medical claims and benefits payable                6,200           32,157
      Accounts payable and accrued liabilities          16,380           10,167
      Unearned premium revenue                          15,858          117,550
- --------------------------------------------------------------------------------
 Net cash flows provided by operating activities        64,105          186,279
- --------------------------------------------------------------------------------

 Investing activities:
     (Purchase) sale of marketable securities          (22,922)           1,643
     Purchase of property, plant and equipment          (5,980)          (7,049)
     Acquisitions, net of cash acquired                 (5,553)         (16,136)
     (Purchase) sale of marketable securities -
     restricted                                           (578)              90
- --------------------------------------------------------------------------------
        Net cash flows used in investing activities    (35,033)         (21,452)
- --------------------------------------------------------------------------------
 Financing activities:

     Principal payments on long-term debt              (87,292)          (1,192)
     Borrowings under long-term lines of credit         83,502                -
     Proceeds from issuance of common stock                699              625
     Purchase and retirement of common stock                 -           (1,077)
- --------------------------------------------------------------------------------
        Net cash flows used in financing activities     (3,091)          (1,644)
- --------------------------------------------------------------------------------
 Net increase in cash and equivalents                   25,981          163,183
 Beginning cash and equivalents                        192,609           33,262
- --------------------------------------------------------------------------------
 Ending cash and equivalents                        $  218,590       $  196,445
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes.


PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
- -----------------------------------------------------------------------------------


(Amounts in thousands)                                        Three months ended
                                                                  December 31,
                                                          -------------------------
                                                             1994            1993
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Supplemental cash flow information
 Cash paid during the period for:
  Income taxes                                             $   569         $  3,057
  Interest                                                 $ 2,054         $    303
- -----------------------------------------------------------------------------------
Supplemental schedule of noncash investing
 and financing activities:
  Leases capitalized                                       $  343          $  3,817
  Tax benefit realized upon exercise of stock options      $  429          $    429
  Compensation awarded in Class B Common Stock             $    -          $    849
Details of unrealized holding loss on available-for-sale
  securities:
  Decrease in marketable securities                        $ 8,186         $      -
  Increase in deferred taxes                               $ 3,314         $      -
- -----------------------------------------------------------------------------------
  Decrease in shareholders' equity                         $ 4,872         $      -
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Details of businesses acquired in purchase transactions:
 Fair value of assets acquired                             $ 7,680         $ 34,399
 Less liabilities assumed or created, including
  notes to seller                                            2,127           13,768
- -----------------------------------------------------------------------------------
 Cash paid for acquisitions                                  5,553           20,631
 Cash acquired in acquisitions                                   -            4,495
- -----------------------------------------------------------------------------------
 Net cash paid for acquisitions                            $ 5,553         $ 16,136
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

 See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The interim condensed consolidated financial statements included herein have been prepared by PacifiCare Health Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, filed with the SEC in November 1994 In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim condensed consolidated financial statements, and the consolidated results of its operations and its cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - MARKETABLE SECURITIES

     On October 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity and debt securities. All current unrestricted investments have been designated as "available for sale" and, their carrying values have been adjusted to fair
market value.   Marketable securities-restricted have been designated as held to maturity and continue to be stated at amortized cost. The cumulative effect of adopting SFAS No. 115 on October 1, 1994 was a decrease to marketable securities of $6.3 million, a decrease to shareholders' equity of $3.8 million and an increase to deferred tax assets of $2.5 million.

NOTE 3 - ACQUISITIONS

     The Company completed several acquisitions during fiscal year 1994. In October 1993, the Company acquired certain assets including approximately 14,000
members from Freedom Plan, Inc.   In November 1993, the Company acquired all of
the issued and outstanding capital stock of each of California Dental Health Plan, Inc. ("CDHP") and Dental Plan Administrators ("DPA"). CDHP is a licensed provider of prepaid dental and optometric benefits for individuals and groups, and DPA is an affiliated company of CDHP that provides administrative services to CDHP and other companies. In December 1993, the Company acquired all of the issued and outstanding capital stock of Advantage Health Plans, Inc., a Miami-based health maintenance organization ("HMO") with approximately 20,000
members.   In February 1994, the Company acquired all of the issued and outstanding capital stock of Preferred Health Resources, Inc. ("PHRI"), a Seattle-based corporation. PHRI owns all of the issued and outstanding capital stock of Network Health Plan, Inc., a Seattle-based health care services contractor with approximately 28,000 members, and Network Management Incorporated, an affiliated company that provides administrative services to the health plan and other companies. In September 1994, the Company acquired all of the issued and outstanding capital stock of

Pasteur Health Plans, Inc. ("PHP"), Pasteur Delivery Systems, Inc. ("PDS") and Interstate Medical Equipment, Inc. ("IME"). PHP is a Miami-based HMO with approximately 50,000 members. PDS and IME are affiliated companies of PHP that provide medical and administrative services to PHP and other companies.

     The total purchase price for these acquisitions including estimated contingent purchase payments, is expected to be approximately $97 million. Of the total purchase price, $92 million has been paid to date. This amount includes approximately $5.6 million in contingent payments made in the first quarter of fiscal year 1995. The remaining contingent purchase payments for these acquisitions will be paid in 1995 if certain events occur. Based on the fair values of assets acquired and liabilities assumed in connection with these acquisitions, the preliminary estimate of excess purchase price is approximately $98 million. A final allocation of purchase price will be determined when appraisals and other studies are completed and contingent purchase payments are determined. The transactions have been accounted for as purchases and the operating results of each completed acquisition are included in the consolidated financial statements from the date of purchase. Amortization of the excess purchase price is made over a period not to exceed forty years.

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



- --------------------------------------------------------------------------------
 (Unaudited)
                                                              Three months ended
                                                                   December 31,
 (Amounts in thousands, except per share data)                        1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

 Premium revenue                                                  $  674,185
 Total operating revenue                                          $  686,637
 Pretax income                                                    $   24,614
 Net income                                                       $   19,358
 Earnings per share                                               $     0.70
- -------------------------------------------------------------------------------

 (1) The unaudited pro forma income before cumulative effect of a change in accounting principle for the quarter ended December 31, 1993 was $13.7 million or $0.50 per share. The unaudited pro forma cumulative effect on prior years of a change in accounting principle for the quarter ended December 31, 1993 is $5.7 million or $0.20 per share (see Note 4 of the Notes to Condensed Consolidated Financial Statements).



NOTE 4 - INCOME TAXES

     As of October 1, 1993, the Company adopted SFAS No. 109, ACCOUNTING FOR INCOME TAXES and recorded a benefit for the cumulative effect prior to October 1, 1993 of the change in accounting principle of $5,658,000 or approximately $0.20 per share. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS No. 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. As permitted by SFAS No. 109, the Company has elected not to restate the financial statements of prior years.

NOTE 5 - LONG-TERM DEBT

     In November 1994, the Company established a $250 million revolving line of credit with Bank of America National Trust and Savings Association ("B of A") and a syndicate of banks (the "BofA Credit Line"). The BofA Credit Line was established to replace the syndicated $130 million credit line with The Chase Manhattan Bank, N.A. (the "Chase Credit Line"). The BofA Credit Line has a five year term with interest payable at a rate per annum equal to the London Interbank Offered Bank Rate plus a margin. The BofA Credit Line is subject to, among other things, certain financial covenants, including a fixed charge ratio and a leverage ratio. The Credit Line may be extended beyond its five year term, but not beyond November 30, 2001. As of December 31, 1994, advances under the BofA Credit Line were $83 million; the advances were used to pay the balance owed on the Chase Credit Line.

NOTE 6 - SHAREHOLDERS' EQUITY

     In September 1994, the Company commenced a public offering of 750,000 shares of the Company's Class B Common Stock to certain physician groups (the "groups") which currently contract with the Company. The Company completed this public offering in December 1994 with six groups entering into agreements to purchase an aggregate of 90,000 shares of Class B Common Stock at $64.88 per share. Each group has entered into an irrevocable obligation to purchase a fixed number of shares of the Class B Common Stock at $64.88 per share payable over a five year period beginning May 1, 1996.

     On December 13, 1993, UniHealth, Inc. ("UniHealth"), the Company's largest shareholder, completed a public offering of 575,000 shares of the Company's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"). The Company did not receive any of the proceeds of this offering. Subsequent to the offering, UniHealth's ownership of Class A Common Stock was reduced to less than 50 percent.

NOTE 7 - CONTINGENCIES

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


NOTE 8 - SUBSEQUENT EVENTS

     In January 1995, Prescription Solutions, the Company's pharmacy benefit management company, acquired all of the issued and outstanding stock of Preferred Solutions, a San Jose, California based pharmacy benefit management company. Also in January 1995, the Company entered into a definitive agreement to purchase certain assets, including 61,000 members, of ValuCare, a central California HMO owned and operated by Priority Health Services of Fresno, California. The ValuCare acquisition is subject to, among other things, various regulatory approvals, and is expected to close by April 1995.

Part I:  FINANCIAL INFORMATION

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents membership data by region and by consumer type as of the dates indicated.



                        AT DECEMBER 31, 1994         AT DECEMBER 31, 1993
- ---------------------------------------------------------------------------------------------

                                Government                           Government
                                (Medicare &                          (Medicare &
MEMBERSHIP DATA   Commercial    Medicaid)     Total     Commercial   Medicaid)        Total
- ---------------------------------------------------------------------------------------------
 California         638,090      313,960     952,050     591,652      240,664       832,316
 Florida             56,768       11,549      68,317       8,000       12,000        20,000
 Oklahoma           112,963       12,590     125,553     107,836        9,809       117,645
 Oregon              67,105       40,639     107,744      52,532       29,586        82,118
 Texas               62,419       38,557     100,976      57,338       26,874        84,212
 Washington          33,274       17,047       50,31      12,352            -        12,352
- --------------------------------------------------------------------------------------------
 Total membership   970,619      434,342   1,404,961     829,710      318,933     1,148,643
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------



OPERATING STATISTICS                                         Three months ended
                                                                 December 31,
                                                             ------------------
                                                             1994          1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Medical loss ratio (health care services as a
percent of premium revenue)                                  83.5%       84.3%


Marketing, general and administrative expenses
 as a percent of operating revenue                           13.8%       13.8%


Operating income as a percent of operating revenue            3.8%        3.1%

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------




RESULTS OF OPERATIONS

                      Three months Ended December 31, 1994
                                 Compared to the
                      Three months Ended December 31, 1993

     Total operating revenue increased 27 percent to $822 million for the three months ended December 31, 1994 from $646 million for the same period in the prior year. Growth in both the government (Medicare and Medicaid) and commercial programs, a result of enrollment gains offset slightly by decreases in premium rates, provided an increase in total operating revenue of $128 million. In addition, approximately $41 million of the remaining increase in total operating revenue represents the incremental operations included in the quarter ended December 31, 1994 of acquisitions described in Note 3 of the Notes to Condensed

Consolidated Financial Statements. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase.

     For the three months ended December 31, 1994, commercial HMO premiums increased $42 million to $315 million as compared to the same period in the prior year. Excluding the effects of acquisitions described above, membership growth provided the majority of the increase in the commercial HMO program. The remainder of the increase in commercial premiums was derived from commercial specialty managed care products and services and joint venture medical groups. Because of increased competition in the Company's markets, overall commercial HMO premium rates decreased an average of one percent for the three months ended December 31, 1994. In California, the decrease was 3 percent. The Company expects commercial HMO premium rates to remain flat or decrease slightly for the remainder of fiscal year 1995.

     Government premiums rose $129 million to $478 million for the three months ended December 31, 1994. Excluding the effects of acquisitions described above, enrollment gains predominately in the Secure Horizons program contributed 86 percent of this increase. Effective January 1, 1995, the Company received a weighted average premium rate increase of approximately 5.4 percent from the Health Care Financing Administration ("HCFA") for the areas in which the Company operates its Secure Horizons program. As a result of increasing competition, the rate of government membership growth is expected to decline, as compared to growth rates experienced in prior years.

     Total health care service expenses as a percent of premium revenue (the "medical loss ratio") for the quarter ended December 31, 1994, have decreased to
83.5 percent from 84.3 percent for the same period in the prior year. The commercial medical loss ratio decreased to 81.7 percent from 83.2 percent while the government medical loss ratio decreased to 84.8 percent from 85.1 percent. The Company expects to experience upward pressure on the consolidated medical loss ratio throughout fiscal 1995. A higher consolidated medical loss ratio is expected because the government program, which has a higher medical loss ratio, continues to grow at a faster rate than the commercial program. In addition, pricing pressures are expected to result in a higher commercial medical loss ratio while the government medical loss ratio is expected to remain flat because premium increases are expected to be offset by enhanced benefits and increased health care costs in new geographic markets.

     The decrease in the commercial medical loss ratio for the three months ended December 31, 1994 is primarily attributable to decreases in outpatient hospital costs because of seasonally low utilization. As a percentage of premium revenue, these lower costs were partially offset by higher physician payments which resulted from changes in product mix resulting from the addition of dental products and other recent acquisitions (see Note 3 of the Notes to Condensed Consolidated Financial Statements).

     The decrease in the medical loss ratio for the government program for the three months ended December 31, 1994, as compared to the same period of the prior year, is primarily related to lower capitation and inpatient hospital costs.

     Marketing, general and administrative expenses increased $24 million to $113 million for the three months ended December 31, 1994 from $89 million for the same period in the prior year. As a percentage of operating revenue, marketing, general and administrative expenses remained the same at 13.8 percent compared to the same period in the prior year. Future marketing, general and administrative expenses as a percentage of operating revenue are expected to be comparable or slightly less than the prior year as the Company obtains efficiency through process improvement offset by new market expansion.

     Earnings per share ("EPS") before the cumulative effect of a change in accounting principle rose 34 percent to $0.71 for the quarter ended December 31, 1994, compared to EPS of $0.53 for the comparable quarter in the prior year. These increases are primarily related to membership growth derived substantially from the government program and a lower commercial medical loss ratio. EPS for the quarter was reduced by $0.07 per share because marketable securities were sold for net realized losses of $2.1 million and reinvested to take advantage of current interest rates. For the quarter ended December 31, 1993, changes in income tax accounting principles (see Note 3 of the Notes to Condensed Consolidated Financial Statements) increased EPS by approximately $0.20, resulting in earnings per share of $0.73.

     The Company's ability to expand is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with additional physicians or to ensure that existing physician groups expand their operations to accommodate the Company's new HMO membership. Achieving such objectives with respect to competitive premium pricing and physician contracts is becoming difficult due to increasing competition. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, utilization, new technologies, hospital costs, major epidemics, and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital as of December 31, 1994 was $234 million, an increase of $3 million from September 30, 1994. Cash generated from operations decreased by $122 million for the three months ended December 31, 1994 as compared to the same period in the prior year. The majority of this change is the result of a decrease of $102 million in the change in unearned premiums due to the timing of the advanced payment received by the Company from HCFA.

     For the three months ended December 31, 1994, the Company made purchases of marketable securities of $23 million and capital expenditures of $6 million primarily for computer equipment. These purchases were financed in part by borrowings under capital leases. The Company anticipates that the level of capital expenditures will be similar to fiscal year 1994 due to continuing investments to support the redesign of information systems.

     In November 1994, the Company established with B of A and a syndicate of banks, the B of A Credit Line (see Note 5 of the Notes to Condensed Consolidated Financial Statements). As of December 31, 1994, advances under the B of A Credit Line were $83 million. These advances were used to repay the balance owed on the Chase Credit Line which was established by the Company in January 1994. The Company's capital resources must fund its existing HMO operations, the introduction of new products and services and the continued development of its health care related business. In addition, regulators in various states, including some states where the Company's HMOs operate, are considering revising existing laws governing HMOs which may result in an increase in the capital requirements of HMOs. The Company believes its current capital resources are adequate for those purposes, however, the Company will continue to pursue new opportunities to raise capital in order to better position itself in a consolidating industry.

     On October 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity and debt securities. All current unrestricted investments have been designated as "available for sale" and, their carrying values have been adjusted to fair
market value.   Marketable securities-restricted have been designated as held to maturity and continue to be stated at amortized cost. The cumulative effect of adopting SFAS No. 115 on October 1, 1994 was a decrease to marketable securities of $6.3 million, a decrease to shareholders' equity of $3.8 million and an increase to deferred tax assets of $2.5 million.

Part II. OTHER INFORMATION

Item 1:  Legal Proceedings

     None

Item 2:  Changes in Securities

     None

Item 3:  Defaults Upon Senior Securities

     None

Item 4:  Submission of Matters to a Vote of Security Holders

          None

Item 5:  Other Information

          None

Item 6:  Exhibits and Reports

          a) Exhibit Index

               Exhibit 10.1 Credit Line, dated November 30, 1994 among PacifiCare Health Systems, Inc., Bank of American National Trust and Savings Association, as Agent and the other financial institutions named therein.

               Exhibit 10.2   Employment Agreement, dated as of
                              December 1, 1994, between the Company and Alan Hoops.

               Exhibit 10.3   Employment Agreement, dated as of
                              December 12, 1994, between the Company and Jeffrey Folick.

               Exhibit 11A Computation of Net Income per Share of Common Stock - Primary

               Exhibit 11B Computation of Net Income per Share of Common Stock - Fully Diluted

               Exhibit 27     Financial Data Schedules

          b) No other reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PACIFICARE HEALTH SYSTEMS, INC.
                                  (Registrant)



Date: February 6, 1995             By:   /s/  Alan Hoops
     ------------------------      ---------------------------
                                        Alan Hoops
                                   President and Chief
                                    Executive Officer


Date: February 6, 1995             By:   /s/ Wayne Lowell
     ------------------------      ---------------------------
                                        Wayne Lowell
                                   Executive Vice President and
                                   Chief Financial Officer