Form 10-Q/A
period 1994-12-31
PACIFICARE HEALTH SYSTEMS INC
filed 1995-02-09
CIK 766456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q/A

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

As of January 31, 1995, there were 12,264,083 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 15,346,314 shares of Class B Common Stock, par value $0.01 per share, outstanding.

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



                        AT DECEMBER 31, 1994         AT DECEMBER 31, 1993
- ---------------------------------------------------------------------------------------------

                                Government                           Government
                                (Medicare &                          (Medicare &
MEMBERSHIP DATA   Commercial    Medicaid)     Total     Commercial   Medicaid)        Total
- ---------------------------------------------------------------------------------------------
 California         638,090      313,960     952,050     591,652      240,664       832,316
 Florida             56,768       11,549      68,317       8,000       12,000        20,000
 Oklahoma           112,963       12,590     125,553     107,836        9,809       117,645
 Oregon              67,105       40,639     107,744      52,532       29,586        82,118
 Texas               62,419       38,557     100,976      57,338       26,874        84,212
 Washington          33,274       17,047      50,321      12,352            -        12,352
- --------------------------------------------------------------------------------------------
 Total membership   970,619      434,342   1,404,961     829,710      318,933     1,148,643
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