Form 10-Q
period 1995-03-31
PACIFICARE HEALTH SYSTEMS INC
filed 1995-05-08
CIK 766456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to
                               -----------------   ----------------------------

                         ------------------------------

                         Commission File Number 0-14181



- -------------------------------------------------------------------------------
                         PACIFICARE HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                             33-0064895
 (State or other jurisdiction of     (IRS Employer Identification Number)
  incorporation or organization)

                5995 Plaza Drive, Cypress, California 90630-5028
          (Address of principal executive offices, including zip code)


      (Registrant's telephone number, including area code) (714)  952-1121
- -------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ----      ----


As of April 30, 1995, there were 12,304,558 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 18,410,377 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Part 1:  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

PacifiCare Health Systems, Inc.
Condensed Consolidated Balance Sheets
- -------------------------------------------------------------------------------

                                                  March 31,    September 30,
(Amounts in thousands,                              1995           1994
 except per share data)                          (Unaudited)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Assets
- -------------------------------------------------------------------------------
Current assets:
   Cash and equivalents                           $  213,639     $  192,609
   Marketable securities                             622,397        517,999
   Receivables, net                                   87,529         73,976
   Prepaid expenses                                    8,710          8,883
   Deferred income taxes                              22,778         28,415
- -------------------------------------------------------------------------------
      Total current assets                           955,053        821,882
- -------------------------------------------------------------------------------
Property, plant and equipment, net                    98,700         97,018
Marketable securities - restricted                    19,403         15,994
Goodwill and intangible assets                       295,044        167,085
Other assets                                           7,417          3,569
- -------------------------------------------------------------------------------
                                                  $1,375,617     $1,105,548
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
   Medical claims and benefits payable            $  312,400     $  302,900
   Accounts payable and accrued liabilities          114,387        108,595
   Acquisition payable                                75,000             --
   Unearned premium revenue                          188,251        170,970
   Long-term debt due within one year                  8,681          8,175
- -------------------------------------------------------------------------------
      Total current liabilities                      698,719        590,640
- -------------------------------------------------------------------------------
Long-term debt due after one year                     13,403        101,137
Minority interest                                        413            413
Shareholders' equity:
    Preferred shares, par value $1.00 per share;
      10,000 shares authorized; none issued               --             --
    Class A common shares, par value $0.01 per
       share; 30,000 shares authorized, 12,305 and
       12,238 issued at March 31, 1995 and
       September 30, 1994, respectively                  123            122
    Class B common shares, par value $0.01 per
       share; 60,000 shares authorized 18,410 and
       15,290 issued at March 31, 1995 and
       September 30, 1994, respectively                  184            153
    Additional paid-in capital                       344,192        141,955
    Unrealized holding gain on available-for-
       sale securities net of tax effect of $52           39             --
    Retained earnings                                318,544        271,128
- -------------------------------------------------------------------------------
       Total shareholders' equity                   $663,082       $413,358
- -------------------------------------------------------------------------------
                                                  $1,375,617     $1,105,548
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)
- -------------------------------------------------------------------------------

                                                     Three months ended
                                                          March 31,
(Amounts in thousands                         ---------------------------------
 except per share data)                              1995           1994
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


Revenue:
   Commercial premiums                             $ 367,079      $ 311,695
   Government premiums (Medicare and Medicaid)       531,661        393,794
   Other income                                       14,026          8,935
- -------------------------------------------------------------------------------
      Total operating revenue                        912,766        714,424
- -------------------------------------------------------------------------------
Expenses:
Health care services:
   Medical services                                  348,743        282,513
   Hospital services                                 309,775        241,013
   Other services                                     91,331         67,733
- -------------------------------------------------------------------------------
      Total health care services                     749,849        591,259
- -------------------------------------------------------------------------------
Marketing, general and administrative expenses       124,095         91,517
Amortization of intangibles                            1,374            815
- -------------------------------------------------------------------------------
Operating income                                      37,448         30,833
Interest income                                       10,604          6,296
Interest expense                                      (2,010)          (519)
- -------------------------------------------------------------------------------
Income before income taxes                            46,042         36,610

Provision for income taxes                            18,683         15,766
- -------------------------------------------------------------------------------
Net income                                         $  27,359      $  20,844
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Weighted average common shares and equivalents
   outstanding used to calculate earnings per share   28,601         27,991
- -------------------------------------------------------------------------------
   Earnings per share                              $    0.96      $    0.75
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)
- -------------------------------------------------------------------------------

                                                     Six months ended
                                                         March 31,
(Amounts in thousands,)                      ----------------------------------
 except per share data)                             1995            1994
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Revenue:
   Commercial premiums                            $  699,517     $  598,483
   Government premiums (Medicare and Medicaid)     1,009,256        742,294
   Other income                                       25,607         19,395
- -------------------------------------------------------------------------------
      Total operating revenue                      1,734,380      1,360,172
- -------------------------------------------------------------------------------
Expenses:
Health care services:
   Medical services                                  671,227        541,060
   Hospital services                                 589,042        458,304
   Other services                                    165,879        127,157
- -------------------------------------------------------------------------------
      Total health care services                   1,426,148      1,126,521
- -------------------------------------------------------------------------------
Marketing, general and administrative expenses       237,286        180,899
Amortization of intangibles                            2,632          1,581
- -------------------------------------------------------------------------------
Operating income                                      68,314         51,171
Interest income                                       15,505         12,385
Interest expense                                      (3,694)        (1,005)
- -------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
   a change in accounting principle                   80,125         62,551

Provision for income taxes                            32,709         26,968
- -------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle                               47,416         35,583

Cumulative effect on prior years of a change in
   accounting principle                                   --          5,658
- -------------------------------------------------------------------------------
Net income                                        $   47,416     $   41,241
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Weighted average common shares and equivalents
   outstanding used to calculate earnings per share   28,414         27,885
- -------------------------------------------------------------------------------
Earnings per share:
   Before cumulative effect of a change in
      accounting principle                        $     1.67     $     1.28
   Cumulative effect on prior years of a change
      in accounting principle                             --           0.20
- -------------------------------------------------------------------------------
   Earnings per share                             $     1.67     $     1.48
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
- -------------------------------------------------------------------------------

(Amounts in thousands)                                Six months ended
                                                          March 31,
                                               --------------------------------
                                                     1995           1994
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Operating activities:
   Net income                                      $  47,416      $  41,241
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                    10,059          8,639
     Cumulative effect of a change in accounting
       principle                                          --         (5,658)
     Deferred income taxes                             5,585          1,971
     Amortization of intangibles                       2,632          1,581
     Provision for doubtful accounts                   1,187            177
     Loss on disposal of fixed assets                     73            176
     Other                                               113             26
     Changes in assets and liabilities, net of
       effects from acquisitions:
        Accounts receivable                          (11,905)         6,116
        Prepaid, intangible and other assets          (3,597)         7,578
        Medical claims and benefits payable            9,184         59,795
        Accounts payable and accrued liabilities       5,389         15,298
        Unearned premium revenue                      17,281        116,641
- -------------------------------------------------------------------------------
     Net cash flows provided by operating activities  83,417        253,581
- -------------------------------------------------------------------------------
Investing activities:
   Purchase of marketable securities                (104,307)       (79,878)
   Acquisitions, net of cash acquired                (54,454)       (13,720)
   Purchase of property, plant and equipment         (10,640)       (13,708)
   Purchase of marketable securities - restricted     (3,409)          (742)
- -------------------------------------------------------------------------------
     Net cash flows used in investing activities    (172,810)      (108,048)
- -------------------------------------------------------------------------------
Financing activities:
   Proceeds from issuance of common stock            199,404          1,257
   Principal payments on long-term debt             (172,316)        (2,449)
   Borrowings under long-term lines of credit         83,335         21,500
   Purchase and retirement of common stock                --         (1,077)
- -------------------------------------------------------------------------------
     Net cash flows provided by financing
     activities                                      110,423         19,231
- -------------------------------------------------------------------------------
Net increase in cash and equivalents                  21,030        164,764
Beginning cash and equivalents                       192,609         33,262
- -------------------------------------------------------------------------------
Ending cash and equivalents                        $ 213,639      $ 198,026
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
- -------------------------------------------------------------------------------

(Amounts in thousands)                                Six months ended
                                                          March 31,
                                               --------------------------------
                                                     1995          1994
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Supplemental cash flow information
  Cash paid during the period for:
   Income taxes                                    $  26,882      $  23,528
   Interest                                        $   2,236      $     640
- -------------------------------------------------------------------------------
Supplemental schedule of noncash investing
  and financing activities:
   Tax benefit realized upon exercise of stock
    options                                        $   1,840      $     858
   Compensation awarded in Class B Common Stock    $   1,024      $     849
   Leases capitalized                              $     392      $   3,903
   Capital leases terminated                       $      --      $       1
- -------------------------------------------------------------------------------
Details of unrealized holding gain on available-
  for-sale securities:
   Increase in marketable securities               $      91      $      --
   Increase in deferred income taxes               $      52      $      --
- -------------------------------------------------------------------------------
   Increase in shareholders' equity                $      39      $      --
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Details of businesses acquired in purchase
  transactions:
  Fair value of assets acquired                    $ 134,710      $  67,645
  Less liabilities assumed or created, including
   acquisition payable                                79,831         37,217
- -------------------------------------------------------------------------------
  Cash paid for acquisitions                          54,879         30,428
  Cash acquired in acquisitions                          425         16,708
- -------------------------------------------------------------------------------
  Net cash paid for acquisitions                   $  54,454      $  13,720
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes.

                         PACIFICARE HEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995


                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The interim condensed consolidated financial statements included herein have been prepared by PacifiCare Health Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, filed with the SEC in November 1994. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim condensed consolidated financial statements, and the consolidated results of its operations and its cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - MARKETABLE SECURITIES

     On October 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity and debt securities. All current unrestricted investments have been designated as "available for sale" and their carrying values have been adjusted to fair market value. Marketable securities-restricted have been designated as held to maturity and continue to be stated at amortized cost. The cumulative effect of adopting SFAS No. 115 on October 1, 1994 was a decrease to marketable securities of $6.3 million, a decrease to shareholders' equity of $3.8 million and an increase to deferred tax assets of $2.5 million. At March 31, 1995, the net unrealized gains increased current marketable securities by approximately $91,000 and increased stockholders' equity by $39,000 (net of deferred income taxes of $52,000).

NOTE 3 - ACQUISITIONS


     a) 1995 Acquisitions. In January 1995, Prescription Solutions, the Company's pharmacy benefit management company, acquired Preferred Solutions, a San Jose-based pharmacy benefit management company (the "Preferred Solutions Acquisition"). On March 31, 1995, the Company acquired ValuCare, a Fresno based health maintenance organization ("HMO") with approximately 67,000 members located in central California (the "ValuCare Acquisition") and membership of Pacific Health Plans, an HMO located in Washington with approximately 33,000 members (the "PHP Acquisition"). The Preferred Solutions Acquisition, the ValuCare Acquisition and the PHP Acquisition collectively shall be referred to herein as the "1995 Acquisitions." The membership and results of operations for the March 31, 1995 acquisitions will be reflected in the Company's financial statements beginning April 1, 1995.

     b) 1994 Acquisitions. During fiscal 1994, the Company made the following acquisitions (the "1994 Acquisitions"): (i) Freedom Plan, Inc., a Santa Barbara, California-based HMO, with approximately 14,000 members in October 1993; (ii) California Dental Health Plan, Inc., a southern California-based dental HMO and its affiliate, Dental Plan Administrators, a third party administrator, in November 1993; (iii) Advantage Health Plans, Inc., a southern Florida-based HMO, with approximately 20,000 members in December 1993; (iv) Network Health Plan, Inc., a Washington-based health care service contractor, with approximately 28,000 members in February 1994; and (v) Pasteur Health Plans, Inc., a southern Florida-based HMO, with approximately 50,000 members in September 1994. The 1994 and the 1995 Acquisitions shall together be referred to herein as the "Acquisitions" and the companies acquired or to be acquired through the Acquisitions shall be referred to as the "Acquired Companies."

     The total purchase price for the Acquisitions, including contingent purchase payments, is expected to be approximately $220 million. Of the total purchase price, $218 million was paid or accrued at March 31, 1995. This amount includes approximately $6 million in contingent payments made in fiscal 1995. The acquisition payable of $75 million at March 31, 1995 was paid on April 3, 1995. The remaining contingent purchase payments for the Acquisitions will be paid in 1995 and 1996 if certain events occur. Based on the fair values of the assets and liabilities of the Acquired Companies, the preliminary estimate of excess purchase price is approximately $226 million. A final allocation of purchase price will be determined when appraisals and other studies are completed and contingent purchase payments are determined. The Acquisitions have been accounted for as purchases and the operating results of each completed acquisition are included in the consolidated financial statements from the date of purchase. Amortization of excess purchase price is made over a period not to exceed forty years.

     The following table summarizes the unaudited pro forma consolidated results of the Company as though the Acquisitions occurred at the beginning of the periods presented giving effect to the interest income foregone, the costs associated with the integration of the operations into those of the Company and the amortization of the excess of the purchase price over the fair value of the assets acquired. The unaudited pro forma information is not necessarily indicative of the actual consolidated results of operations that would have occurred had the Acquisitions occurred at the beginning of the period and is not intended to be indicative of results which may occur in the future.

- -------------------------------------------------------------------------------
                               Three months ended        Six months ended
(Unaudited)                         March 31,                March 31,
(Amounts in thousands,        -------------------------------------------------
   except per share amounts)    1995         1994        1995          1994
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Premium revenue               $ 933,573    $ 761,812   $ 1,778,440   $ 1,470,303
Total operating revenue       $ 948,552    $ 772,780   $ 1,805,333   $ 1,494,364
Pretax income                 $  43,436    $  30,837   $    75,635   $    53,963
Net income(1)                 $  25,594    $  17,016   $    44,318   $    35,298
Earnings per share(1)         $    0.89    $    0.61   $      1.56   $      1.27
- -------------------------------------------------------------------------------

1 The unaudited pro forma income before cumulative effect of a change in accounting principle for the six months ended March 31, 1994 was $29.6 million or $1.06 per share. The unaudited pro forma cumulative effect on prior years of a change in accounting principle for the six months ended March 31, 1994 was $5.7 million or $0.20 per share (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

NOTE 4 - INCOME TAXES

     As of October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," and recorded a benefit for the cumulative effect prior to October 1, 1993 of the change in accounting principle of $5,658,000 or approximately $0.20 per share. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS No. 96, asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. As permitted by SFAS No. 109, the Company elected not to restate the financial statements of prior years.

NOTE 5 - LONG-TERM DEBT

     In November 1994, the Company established a $250 million revolving line of credit with Bank of America National Trust and Saving Association and a syndicate of banks (the "BofA Credit Line"). The BofA Credit Line was established to replace the syndicated $130 million credit line with The Chase Manhattan Bank, N.A. (the "Chase Credit Line"). The BofA Credit Line has a five year term with interest payable at a rate per annum equal to the London Interbank Offered Rate plus a margin. The BofA Credit Line is subject to, among other things, certain financial covenants, including a fixed charge ratio and a leverage ratio. The BofA Credit Line may be extended beyond its five year term but not beyond November 30, 2001. In November 1994, the Company borrowed $83 million under the BofA Credit Line to pay the balance owed on the Chase Credit Line. The amount borrowed under the BofA Credit Line was repaid in March 1995 from the proceeds of the sale of Class B Common Stock (see Note 6 - "Shareholders' Equity").

NOTE 6 - SHAREHOLDERS' EQUITY

     As of March 29, 1995, the Company completed a public offering of 5,175,000 shares of its Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), of which 3,000,000 shares were issued and sold by the Company and 2,175,000 shares were sold by UniHealth, the Company's largest shareholder. The sale of 4,500,000 shares of the Class B Common Stock closed on March 23, 1995 with the sale of the additional 675,000 shares of the Class B Common Stock occurring on March 29, 1995 pursuant to the exercise of the underwriters' over-allotment option.

     The net proceeds received by the Company from the sale of the 3,000,000 shares of Class B Common Stock were approximately $199 million after deducting the estimated underwriting discounts and commissions and expenses of the offering payable by the Company. The Company did not receive any of the proceeds from the sale of shares of Class B Common Stock by UniHealth. The Company used approximately $186 million of the net proceeds to repay the amount outstanding under its BofA Credit Line and to replenish working capital used to pay for certain of the Acquisitions (see Note 3 - "Acquisitions"). The remaining net proceeds of the offering will be used by the Company to increase working capital and for general corporate purposes. Such purposes may include future acquisitions, the introduction of new products and services, increased investment in existing operations and expansion of geographic markets. Pending the above described uses, the net proceeds will be invested in investment-grade, interest bearing securities.

     In December 1994, the Company completed a public offering of 90,000 shares of its Class B Common Stock to certain physician groups ("the groups") which currently contract with the Company. Each group has entered into an irrevocable obligation to purchase a fixed number of shares of the Class B Common Stock at $64.88 per share payable over a five year period beginning May 1, 1996.

     On December 13, 1993, UniHealth completed a public offering of 575,000 shares of the Company's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"). The Company did not receive any of the proceeds from this offering.

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

                             AT MARCH 31, 1995                    AT MARCH 31, 1994
- ---------------------------------------------------------------------------------------------
                                 Medicare &                           Medicare &
                                  Medicaid                             Medicaid
MEMBERSHIP DATA     Commercial  (Government)    Total    Commercial   (Government)    Total
- ---------------------------------------------------------------------------------------------
California            705,009     337,880     1,042,889    609,525     256,194       865,719
Florida                55,995      11,650        67,645      8,025      12,500        20,525
Oklahoma              112,107      14,332       126,439    111,669      10,520       122,189
Oregon                 84,675      39,175       123,850     52,452      33,046        85,498
Texas                  65,982      41,112       107,094     59,691      30,688        90,379
Washington             38,828      19,155        57,983     27,502      15,008        42,510
- ---------------------------------------------------------------------------------------------
Total membership    1,062,596     463,304     1,525,900    868,864     357,956     1,226,820
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
OPERATING STATISTICS                                   MARCH 31,                    MARCH 31,

- -------------------------------------------------------------------------------------------------------
                                                  1995           1994          1995           1994
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
Medical loss ratio (health care services as a
 percent of premium revenue)                      83.4%          83.8%         83.5%          84.0%


Marketing, general and administrative
 expense as a percent of operating revenue        13.6%          12.8%         13.7%          13.3%

Operating income as a percent of operating
 revenue                                           4.1%           4.3%          3.9%           3.8%
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS

                    Three and Six Months Ended March 31, 1995
                                 Compared to the
                    Three and Six Months Ended March 31, 1994

     Total operating revenue increased 28 percent to $913 million for the three months ended March 31, 1995 from $714 million for the same period in the prior year. Growth in both the government (Medicare and Medicaid) and commercial programs, a result of enrollment gains offset slightly by decreases in premium rates, provided an increase in total operating revenue of $165 million. In addition, approximately $25 million of the increase in total operating revenue represents the incremental operations included in the quarter ended March 31, 1995 of the Acquisitions described in Note 3 of the Notes to Condensed Consolidated Financial

Statements. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase.

     Total operating revenue increased 28 percent to $1.73 billion for the six months ended March 31, 1995 from $1.36 billion for the same period in the prior year. Growth in both the commercial and government programs, a result of enrollment gains, offset slightly by decreases in commercial premium rates, provided an increase in total operating revenue of $296 million. In addition, approximately $66 million of the increase in total operating revenue represents the incremental operations included in the six months ended March 31, 1995 of the Acquisitions. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase.

     For the three and six months ended March 31, 1995, commercial HMO premiums increased $52 million to $346 million and $96 million to $662 million, respectively, as compared to the same periods in the prior year. Excluding the effects of the Acquisitions, membership growth provided the increase in the commercial HMO program. Because of increased competition in the Company's markets, overall commercial HMO premium rates decreased an average of three percent and one percent for the three and six months ended March 31, 1995, respectively, primarily in California and Oregon. The Company expects commercial HMO premium rates to remain flat or decrease for the remainder of fiscal 1995.

     Government premiums rose $138 million to $532 million and $267 million to $1 billion for the three and six months ended March 31, 1995, respectively. Enrollment gains predominately in the Secure Horizons programs contributed approximately 88 percent of this increase in both periods.

     Total health care service expenses as a percent of premium revenue (the "medical loss ratio") for the quarter ended March 31, 1995, have decreased to
83.4 percent from 83.8 percent for the same period in the prior year. The commercial medical loss ratio increased to 81.1 percent from 78.2 percent while the government medical loss ratio decreased to 85.0 percent from 88.3 percent. For the six months ended March 31, 1995, the consolidated medical loss ratio of
83.5 percent decreased compared to a ratio of 84.0 percent for the same period in the prior year. The commercial medical loss ratio increased to 81.4 percent from 80.6 percent while the government medical loss ratio decreased to 84.9 percent from 86.8 percent for the same period in the prior year.

     The increase in the commercial medical loss ratio for the three and six months ended March 31, 1995 is primarily attributable to the impact of the Company's acquisitions in the Florida and Washington markets which have higher commercial loss ratios. Because the Company's provider contracting approach has not been fully integrated in the recently acquired markets of Florida and Washington, the Company expects a higher commercial medical loss ratio for the year ended September 30, 1995 compared to the prior year.

     The decrease in the medical loss ratio for the government programs for the three and six months ended March 31, 1995, respectively, as compared to the same period of the prior year, is primarily related to decreases in outpatient surgery expenses and payment to physicians as a result of more cost effective contracts. The government medical loss ratio for the remainder of the year is expected to remain consistent with the ratio for the six months ended March 31, 1995

     The Company has historically made adjustments to health care service expenses in the quarter ended June 30 to reflect the impact of net positive reserve adjustments resulting primarily from the periodic reconciliation of amounts reserved for physician incentive programs. Based on estimates made as of March 31, 1995, the Company does not anticipate that the actual net positive reserve adjustments for the year ended September 30, 1995 will be as significant as amounts recorded in prior years.

     Marketing, general and administrative expenses increased $32 million to $124 million for the three months ended March 31, 1995 from $92 million for the same period in 1994. As a percentage of operating revenue, marketing, general and administrative expenses increased to 13.6 percent from 12.8 percent. For the six months ended March 31, 1995, marketing, general and administrative expenses totaled $237 million, an increase of $56 million over the same period in the prior year. As a percentage of total operating revenue, marketing, general, and administrative expenses increased slightly to 13.7 percent from
13.3 percent for the same period in 1994. These increases are primarily attributable to higher costs in developing markets including Florida, Washington and Houston and Dallas, Texas. Marketing, general and administrative expenses determined as a percentage of operating revenue for the balance of fiscal 1995 are expected to be comparable to the rate for the six months ended March 31, 1995 and above the prior year's results as efficiencies in mature market process improvements are offset by investment in the new markets discussed above.

     Earnings per share ("EPS") rose 28 percent to $0.96 for the quarter ended March 31, 1995, compared to $0.75 for the comparable quarter in the prior year. For the six months ended March 31, 1995, before the cumulative effect of a change in accounting principle, EPS increased 30 percent to $1.67. These increases are primarily attributable to membership growth derived substantially from the government programs and a lower government medical loss ratio. For the six months ended March 31, 1994, changes in income tax accounting principles (see Note 4 of the Notes to Condensed Consolidated Financial Statements) increased EPS by approximately $0.20, resulting in earnings per share of $1.48.

     The Company's ability to expand depends, in part, on competitive premium pricing and its ability to secure cost-effective contracts with additional physicians or to ensure that existing physician groups expand their operations to accommodate the Company's new HMO membership. Achieving such objectives is becoming difficult due to increasing competition among HMOs for physician contracts. In addition, the Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, levels of utilization of health care services, new technologies, hospital costs, major epidemics, and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital as of March 31, 1995 was $256 million, an increase of $25 million from September 30, 1994. The increase is primarily attributable to an increase in marketable securities of $104 million resulting from the investment of the net proceeds from the public offering completed in March 1995 (see discussion below), offset by an increase in current liabilities of $75 million related to the purchase of ValuCare.

     As of March 29, 1995, the Company completed a public offering of 5,175,000 shares of its Class B Common Stock, of which 3,000,000 shares were sold by the Company and 2,175,000 shares were sold by UniHealth. The net proceeds received by the Company from the sale of the 3,000,000 shares of Class B Common Stock were approximately $199 million after deducting the estimated underwriting discounts and commissions and expenses of the offering payable by the Company. The Company used approximately $186 million of the net proceeds to repay the amount outstanding under the BofA Credit Line (See Note 5 - "Long Term Debt") and to replenish working capital used to pay for certain of the Acquisitions (see Note 3 - "Acquisitions"). The remaining net proceeds of this offering will be used by the Company to increase working capital and for general corporate purposes. Such purposes may include future acquisitions, the introduction of new products and services, increased investments in existing operations and expansion of geographic markets. Pending the above described uses, the net proceeds will be invested in investment grade, interest bearing securities.

Part II. OTHER INFORMATION

Item 1:  Legal Proceedings

              None

Item 2:  Changes in Securities

              None

Item 3:  Defaults Upon Senior Securities

              None

Item 4:  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of PacifiCare Health Systems, Inc. (the "Company") was held on March 1, 1995 at the Company's corporate office in Cypress, California. The following matters were addressed at the meeting:

ELECTION OF DIRECTORS

David Carpenter, David Reed, Lloyd Ross and Jean Bixby Smith were duly elected to the Board of Directors at the Annual Meeting. Terry Hartshorn, Alan Hoops, Gary L. Leary and Warren Pinkert II are directors whose terms of office continued after the Annual Meeting.

The votes of holders of 9,980,005 shares were cast "FOR" the election of the four directors of the Company, the votes of holders of 578 shares were cast "AGAINST" and the holders of 23,006 shares "ABSTAINED" from voting. The votes "FOR" represents approximately 81% of all shares outstanding and entitled to vote and 99% of all shares voted.

PROPOSAL TO APPROVE THE SECOND AMENDED AND RESTATED 1989 STOCK OPTION PLAN FOR OFFICERS AND KEY EMPLOYEES OF PACIFICARE HEALTH SYSTEMS, INC.

This proposal sought shareholder approval of the Second Amended and Restated 1989 Stock Option Plan for Officers and Key Employees of PacifiCare Health Systems, Inc. (the "Amended Employee Plan"). The Amended Employee Plan supersedes the existing Amended 1989 Stock Option Plan for Officers and Key Employees of PacifiCare Health Systems, Inc. and provides: (i) that "Stock Payments" include both grants of shares of Class B Common Stock in lieu of cash compensation other than based salary and grants of shares of Class B Common Stock to employees as an incentive to employment with the Company: (ii) for the inclusion of consultants to the persons eligible to participate in the Amended Employee Plan; (iii) an increase in the limit on the number of options and stock appreciation rights available for grant to any participant of the Amended Employee Plan from 100,000 shares to 200,000 shares during any fiscal year; and
(iv) an increase of the limit on the aggregate number of shares of the Company's common stock which may be subject to awards granted during any fiscal year beginning with October 1994 from one and one-half percent of the aggregate outstanding shares of the Class A and Class B Common Stock of the Company as of the last day of the previous fiscal year to two percent of the aggregate outstanding shares of the Class A and Class B Common Stock of the Company as of the last day of the previous fiscal year.

The votes of holders of 8,783,217 shares were cast "FOR" the Proposal to Approve the Second Amended and Restated 1989 Stock Option Plan for Officers and Key Employees of PacifiCare Health Systems, Inc., the votes of holders of 228,822 shares were cast "AGAINST" and the holders of 144,063 shares "ABSTAINED" from voting. The votes "FOR" represents approximately 72% of all shares outstanding and entitled to vote and 96% of all shares voted.

PROPOSAL TO APPROVE PERFORMANCE OBJECTIVES TO, AND MAXIMUM AWARDS UNDER THE COMPANY'S AMENDED LONG-TERM PERFORMANCE INCENTIVE PLAN, AS AMENDED.

This proposal sought the approval of changes in the performance objectives for the Amended Long-Term Performance Incentive Plan, as amended (the "LTPIP"), from increases in return on equity and increases in revenue of non-core business to earnings per share. In addition, the shareholders were requested to approve the maximum award of $1,000,000 which an Executive Officer (as defined in section 3(b) -7 of the Securities and Exchange Act of 1934 as amended) may receive pursuant to any award under the LTPIP.

The votes of holders of 8,847,721 shares were cast "FOR" the Proposal to Approve Performance Objectives To, and Maximum Awards Under the Company's Amended Long-Term Performance Incentive Plan, as Amended, the votes of holders of 216,409 shares were cast "AGAINST" and the holders of 54,904 shares "ABSTAINED" from voting. The votes "FOR" represents approximately 72% of all shares outstanding and entitled to vote and 97% of all shares voted.

PROPOSAL TO APPROVE PERFORMANCE OBJECTIVES TO, AND MAXIMUM AWARDS UNDER THE COMPANY'S AMENDED MANAGEMENT INCENTIVE COMPENSATION PLAN, AS AMENDED.

This proposal sought the approval of performance objectives in addition to increases in earnings per share for the Amended Management Incentive Compensation Plan, as amended (the "MICP"). The additional performance objective was general and administrative costs as a percentage of revenue. In addition, the shareholders were requested to approve the maximum award of $1,000,000 which an Executive Officer may receive pursuant to any award under the MICP.

The votes of holders of 8,846,841 shares were cast "FOR" the Proposal to Approve Performance Objectives To and Maximum Awards Under the Company's Amended Management Incentive Compensation Plan, as Amended, the votes of holders of 55,838 shares were cast "AGAINST" and the holders of 216,355 shares "ABSTAINED" from voting. The votes "FOR" represents approximately 72% of all shares outstanding and entitled to vote and 97% of all shares voted.

Item 5:  Other Information

              None

Item 6:  Exhibits and Reports on Form 8-K


          (a) EXHIBIT INDEX


               Exhibit 11A Computation of Net Income per Share of Common Stock - Primary

               Exhibit 11B Computation of Net Income per Share of Common Stock - Fully Diluted

               Exhibit 27           Financial Data Schedules


          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PACIFICARE HEALTH SYSTEMS, INC.
                                  (Registrant)


Date:                                By:   /s/    Alan Hoops
        -------------------------         -----------------------------
                                                  Alan Hoops
                                              President and Chief
                                               Executive Officer


Date:                                By:   /s/   Wayne Lowell
        -------------------------         -----------------------------
                                                 Wayne Lowell
                                          Executive Vice President and
                                            Chief Financial Officer