Form 10-Q
period 1995-06-30
PACIFICARE HEALTH SYSTEMS INC
filed 1995-08-09
CIK 766456

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549


                          FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1995
                               ----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

                    ______________________________


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

    ( Registrant's telephone number, including area code) (714) 952-1121



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                  -----     -----

As of July 31, 1995, there were 12,324,558 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 18,518,375 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Part 1:  FINANCIAL INFORMATION
         ---------------------

Item 1:  FINANCIAL STATEMENTS

PACIFICARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------
                                                   JUNE 30,    SEPTEMBER 30,
(AMOUNTS IN THOUSANDS,                               1995          1994
EXCEPT PER SHARE DATA)                            (UNAUDITED)
----------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------
Current assets:
  Cash and equivalents                            $   280,219   $    192,609
  Marketable securities                               507,790        517,999
  Receivables, net                                    108,073         73,976
  Prepaid expenses                                      9,469          8,883
  Deferred income taxes                                17,302         28,415
----------------------------------------------------------------------------
      Total current assets                            922,853        821,882
----------------------------------------------------------------------------
Property, plant and equipment, net                    101,654         97,018
Marketable securities - restricted                     19,514         15,994
Goodwill and intangible assets                        293,086        167,085
Other assets                                            9,145          3,569
----------------------------------------------------------------------------
                                                  $ 1,346,252   $  1,105,548
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
  Medical claims and benefits payable             $   287,700   $    302,900
  Accounts payable and accrued liabilities            131,203        108,595
  Unearned premium revenue                            206,109        170,970
  Long-term debt due within one year                    8,475          8,175
----------------------------------------------------------------------------
      Total current liabilities                       633,487        590,640
----------------------------------------------------------------------------
Long-term debt due after one year                      12,287        101,137
Minority interest                                         405            413
Shareholders' equity:
  Preferred shares, par value $1.00 per share; 10,000
    shares authorized; none issued                         --             --
  Class A common shares, par value $0.01 per share;
    30,000 shares authorized; 12,325 and 12,238
    issued at June 30, 1995 and September 30, 1994,
    respectively                                          123            122
  Class B common shares, par value $0.01 per share;
    60,000 shares authorized; 18,518 and 15,290 issued
    at June 30, 1995 and September 30, 1994,
    respectively                                          185            153
  Additional paid-in capital                          345,983        141,955
  Unrealized holding gain on available-for-sale
    securities net of tax effect of $3,127              4,991             --
  Retained earnings                                   348,791        271,128
----------------------------------------------------------------------------
      Total shareholders' equity                      700,073        413,358
----------------------------------------------------------------------------
                                                  $ 1,346,252   $  1,105,548
----------------------------------------------------------------------------
----------------------------------------------------------------------------


See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

----------------------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                                         JUNE 30,
(AMOUNTS IN THOUSANDS,                            --------------------------
EXCEPT PER SHARE DATA)                                 1995         1994
----------------------------------------------------------------------------

Revenue:
  Commercial premiums                             $   399,919   $    313,127
  Government premiums (Medicare and Medicaid)         568,508        429,997
  Other income                                         12,809          9,135
----------------------------------------------------------------------------
    Total operating revenue                           981,236        752,259
----------------------------------------------------------------------------

Expenses:
Health care services:
  Medical services                                    385,446        295,476
  Hospital services                                   329,953        246,074
  Other services                                       96,957         72,400
----------------------------------------------------------------------------
    Total health care services                        812,356        613,950
----------------------------------------------------------------------------
Marketing, general and administrative expenses        127,063         98,394
Amortization of intangibles                             2,231            890
----------------------------------------------------------------------------

Operating income                                       39,586         39,025
Interest income                                        12,310          7,047
Interest expense                                       (1,029)          (430)
-----------------------------------------------------------------------------


Income before income taxes                             50,867         45,642

Provision for income taxes                             20,619         18,846
----------------------------------------------------------------------------

Net income                                        $    30,248   $     26,796
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Weighted average common shares and equivalents
  outstanding used to calculate earnings per share     31,313         28,027
----------------------------------------------------------------------------

  Earnings per share                              $      0.97   $       0.95
----------------------------------------------------------------------------
----------------------------------------------------------------------------

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

----------------------------------------------------------------------------
                                                     NINE MONTHS ENDED
                                                         JUNE 30,
(AMOUNTS IN THOUSANDS,                            --------------------------
EXCEPT PER SHARE DATA)                                 1995         1994
----------------------------------------------------------------------------

Revenue:
  Commercial premiums                             $ 1,099,436   $    911,610
  Government premiums (Medicare and Medicaid)       1,577,764      1,172,291
  Other income                                         38,416         28,530
----------------------------------------------------------------------------


    Total operating revenue                         2,715,616      2,112,431
----------------------------------------------------------------------------

Expenses:
Health care services:
  Medical services                                  1,056,673        836,536
  Hospital services                                   918,995        704,378
  Other services                                      262,836        199,557
----------------------------------------------------------------------------

    Total health care services                      2,238,504      1,740,471
----------------------------------------------------------------------------

Marketing, general and administrative expenses        364,349        279,293
Amortization of intangibles                             4,863          2,471
----------------------------------------------------------------------------

Operating income                                      107,900         90,196
Interest income                                        27,815         19,432
Interest expense                                       (4,723)        (1,435)
----------------------------------------------------------------------------

Income before income taxes and cumulative effect
  of a change in accounting principle                 130,992        108,193

Provision for income taxes                             53,328         45,814
----------------------------------------------------------------------------

Income before cumulative effect of a change in
  accounting principle                                 77,664         62,379

Cumulative effect on prior years of a change in
  accounting principle                                     --          5,658
----------------------------------------------------------------------------

Net income                                        $    77,664   $     68,037
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Weighted average common shares and equivalents
  outstanding used to calculate earnings per share     29,378         27,948
----------------------------------------------------------------------------

Earnings per share:
  Before cumulative effect of a change in
    accounting principle                          $      2.64   $       2.23
  Cumulative effect on prior years of a change in
    accounting principle                                   --           0.20
----------------------------------------------------------------------------
  Earnings per share                              $      2.64   $       2.43
----------------------------------------------------------------------------
----------------------------------------------------------------------------

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------
                                                     NINE MONTHS ENDED
                                                         JUNE 30,
                                                 --------------------------
(AMOUNTS IN THOUSANDS)                                 1995         1994
----------------------------------------------------------------------------

Operating activities:
  Net income                                      $    77,664   $     68,037
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                      15,415         13,258
    Cumulative effect of a change in accounting
      principle                                            --         (5,658)
    Deferred income taxes                               7,986          3,110
    Amortization of intangibles                         4,863          2,471
    Provision for doubtful accounts                       392            126
    Loss on disposal of fixed assets                      198            462
    Other                                                 111             35
    Changes in assets and liabilities, net of
      effects from acquisitions:
      Accounts receivable                             (22,498)       (24,390)
      Prepaid, intangible and other assets             (6,048)         9,415
      Medical claims and benefits payable             (19,716)        21,154
      Accounts payable and accrued liabilities         22,238         29,205
      Unearned premium revenue                         34,630          1,533
----------------------------------------------------------------------------

    Net cash flows provided by operating activities   115,235        118,758
----------------------------------------------------------------------------

Investing activities:
  Sale (purchase) of marketable securities             18,327        (82,547)
  Purchase of property, plant and equipment           (16,670)       (18,409)
  Acquisitions, net of cash acquired                 (135,440)       (15,434)
  Sale (purchase) of marketable
    securities - restricted                            (3,520)         1,105
----------------------------------------------------------------------------

     Net cash flows used in investing activities     (137,303)      (115,285)
----------------------------------------------------------------------------

Financing activities:
  Borrowings under long-term lines of credit           83,335         24,600
  Principal payments on long-term debt               (173,644)        (4,050)
  Proceeds from issuance of common stock              199,987          1,780
  Purchase and retirement of common stock                  --         (1,077)
----------------------------------------------------------------------------

     Net cash flows provided by financing activities  109,678         21,253
----------------------------------------------------------------------------

Net increase in cash and equivalents                   87,610         24,726
Beginning cash and equivalents                        192,609         33,262
----------------------------------------------------------------------------

Ending cash and equivalents                       $   280,219   $     57,988
----------------------------------------------------------------------------
----------------------------------------------------------------------------

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS)                               NINE MONTHS ENDED
                                                         JUNE 30,
                                                 --------------------------
                                                       1995         1994
----------------------------------------------------------------------------

Supplemental cash flow information
  Cash paid during the period for:
    Income taxes                                  $    42,417   $     39,277
    Interest                                      $     2,534   $      1,249
----------------------------------------------------------------------------

Supplemental schedule of noncash investing
  and financing activities:
  Tax benefit realized upon exercise of stock
    options                                       $     3,047   $      1,287
  Compensation awarded in Class B Common Stock    $     1,024   $        849
  Leases capitalized                              $       392   $      3,896
  Capital leases terminated                       $        --   $          1
----------------------------------------------------------------------------


Details of unrealized holding loss on
  available-for-sale securities:
  Increase in marketable securities               $     8,118   $         --
  Decrease in deferred taxes                            3,127             --
----------------------------------------------------------------------------
  Increase in shareholders' equity                $     4,991   $         --
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Details of businesses acquired in purchase
  transactions:
  Fair value of assets acquired                   $   147,730   $     71,256
  Less liabilities assumed or created, including
    notes to seller                                    10,714         39,114
----------------------------------------------------------------------------
  Cash paid for acquisitions                          137,016         32,142
  Cash acquired in acquisitions                         1,576         16,708
----------------------------------------------------------------------------
  Net cash paid for acquisitions                  $   135,440   $     15,434
----------------------------------------------------------------------------
----------------------------------------------------------------------------

See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995

                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

NOTE 2 - MARKETABLE SECURITIES
------------------------------

    On October 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity and debt securities. All current unrestricted investments have been designated as "available for sale" and their carrying values have been adjusted to fair market value. Marketable securities-restricted have been designated as held to maturity and continue to be stated at amortized cost. The cumulative effect of adopting SFAS No. 115 on October 1, 1994 was a decrease to marketable securities of $6.3 million, a decrease to shareholders' equity of $3.8 million and an increase to deferred tax assets of $2.5 million. At June 30, 1995, the net unrealized gains increased current marketable securities by approximately $8.1 million and increased shareholders' equity by $5.0 million, net of deferred income taxes of $3.1 million.

NOTE 3 - ACQUISITIONS
---------------------

    a) 1995 Acquisitions. During fiscal year 1995, the Company has made the following acquisitions (the "1995 Acquisitions"): (i) Preferred Solutions, a San Jose-based pharmacy benefit management company, in January 1995; (ii) ValuCare, a Fresno-based health maintenance organization ("HMO"), with approximately 67,000 members in March 1995; and (iii) the membership of Pacific Health Plans, a Washington-based HMO, with approximately 33,000 members in March 1995.

    b) 1994 Acquisitions. During fiscal 1994, the Company made the following acquisitions (the "1994 Acquisitions"): (i) Freedom Plan, Inc., a Santa Barbara, California-based HMO, with approximately 14,000 members in October 1993; (ii) California Dental Health Plan, Inc., a southern California-based dental HMO and its affiliate, Dental Plan Administrators, a third party administrator, in November 1993; (iii) Advantage Health Plans, Inc., a southern Florida-based HMO, with approximately 20,000 members in December 1993; (iv) Network Health Plan, Inc., a Washington-based health care service contractor, with approximately 28,000 members in February 1994; and (v) Pasteur Health Plans, Inc., a southern Florida-based HMO, with approximately 50,000 members in September 1994. The 1994 and the 1995 Acquisitions shall together be referred to herein as the "Acquisitions" and the companies acquired through the Acquisitions shall be referred to as the "Acquired Companies."

    The total purchase price for the Acquisitions, including contingent purchase payments, is expected to be approximately $222 million. Of the total purchase price, $221 million has been paid to date. This amount includes approximately $11 million in contingent payments made in fiscal 1995. The remaining contingent purchase payments for the Acquisitions will be paid in 1995 and 1996 if certain events occur. Based on the fair values of the assets and liabilities of the Acquired Companies, the preliminary estimate of excess purchase price is approximately $223 million. A final allocation of purchase price will be determined when appraisals and other studies are completed and contingent purchase payments are determined. The Acquisitions have been accounted for as purchases and the operating results of each completed acquisition are included in the consolidated financial statements from the date of purchase. Amortization of excess purchase price is made over a period not to exceed forty years.

    The following table summarizes the unaudited pro forma consolidated results of the Company as though the Acquisitions had occurred at the beginning of the periods presented giving effect to the interest income foregone, the costs associated with the integration of the operations into those of the Company and the amortization of the excess of the purchase price over the fair value of the assets acquired. The unaudited pro forma information is not necessarily indicative of the actual consolidated results of operations that would have occurred had the Acquisitions occurred at the beginning of the period and is not intended to be indicative of results which may occur in the future.


----------------------------------------------------------------------------
                             THREE MONTHS ENDED        NINE MONTHS ENDED
(UNAUDITED)                       JUNE 30,                  JUNE 30,
(AMOUNTS IN THOUSANDS,    --------------------------------------------------
EXCEPT PER SHARE AMOUNTS)     1995         1994         1995         1994
----------------------------------------------------------------------------
Premium revenue           $ 1,003,260  $   785,611  $ 2,781,700  $ 2,255,915
Total operating revenue   $ 1,017,022  $   796,076  $ 2,822,046  $ 2,290,440
Pretax income             $    48,261  $    40,455  $   124,320  $    96,104
Net income (1)            $    28,483  $    23,350  $    73,044  $    59,652
Earnings per share (1)    $      0.91  $      0.83  $      2.49  $      2.13
----------------------------------------------------------------------------

(1) The unaudited pro forma income before cumulative effect of a change in accounting principle for the nine months ended June 30, 1994 was $54 million or $1.93 per share. The unaudited pro forma cumulative effect on prior years of a change in accounting principle for the nine months ended June 30, 1994 was $5.7 million or $0.20 per share (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

NOTE 4 - INCOME TAXES
---------------------

    As of October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," and recorded a benefit for the cumulative effect prior to October 1, 1993 of the change in accounting principle of $5.7 million or approximately $0.20 per share. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS No. 96, asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. As permitted by SFAS No. 109, the Company elected not to restate the financial statements of prior years.

NOTE 5 - LONG-TERM DEBT
-----------------------

    In November 1994, the Company established a $250 million revolving line of credit with Bank of America National Trust and Saving Association and a
syndicate of banks (the "BofA Credit Line").   The BofA Credit Line has a
five year term with interest payable at a rate per annum equal to the London Interbank Offered Rate plus a margin. The BofA Credit Line is subject to, among other things, certain financial covenants, including a fixed charge ratio and a leverage ratio. The BofA Credit Line may be extended beyond its five year term but not beyond November 30, 2001. In November 1994, the Company borrowed $83 million under the BofA Credit Line to pay the balance owed on the syndicated $130 million credit line with The Chase Manhattan Bank, N.A. The amount borrowed under the BofA Credit Line was repaid in March 1995 from the proceeds of the sale of Class B Common Stock (see Note 6
- "Shareholders' Equity").

NOTE 6 - SHAREHOLDERS' EQUITY
-----------------------------

    As of March 29, 1995, the Company completed a public offering of 5,175,000 shares of its Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), of which 3,000,000 shares were issued and sold by the Company and 2,175,000 shares were sold by UniHealth, the Company's largest shareholder. The sale of 4,500,000 shares of the Class B Common Stock closed on March 23, 1995 with the sale of the additional 675,000 shares of the Class B Common Stock occurring on March 29, 1995 pursuant to the exercise of the underwriters' over-allotment option. Upon completion of this offering, UniHealth owned 48 percent and five percent of the outstanding Class A Common Stock (as defined herein) and Class B Common Stock, respectively.

    The Company received net proceeds of approximately $199 million from the sale of the 3,000,000 shares of Class B Common Stock after deducting underwriting discounts and commissions and expenses of the offering payable by the Company. The Company did not receive any of the proceeds from the sale of shares of Class B Common Stock by UniHealth. The Company used approximately $186 million of the net proceeds to repay the amount outstanding under its BofA Credit Line and to replenish working capital used to pay for certain of the Acquisitions (see Note 3 - "Acquisitions"). The remaining net proceeds of the offering will be used by the Company to increase working capital and for general corporate purposes. Such purposes may include future acquisitions, the introduction of new products and services, increased investment in existing operations and expansion of geographic markets. Pending the above described uses, the net proceeds will be invested in investment-grade, interest bearing securities.

    In December 1994, the Company completed a public offering of 90,000 shares of its Class B Common Stock to certain physician groups ("the groups") which currently contract with the Company. Each group has entered into an irrevocable obligation to purchase a fixed number of shares of the Class B Common Stock over a five year period beginning May 1, 1996 at $64.88 per share.

    On December 13, 1993, UniHealth completed a public offering of 575,000 shares of the Company's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"). The Company did not receive any of the proceeds from this offering.

NOTE 7 - CONTINGENCIES
----------------------

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

                          AT JUNE 30, 1995                  AT JUNE 30, 1994
--------------------------------------------------------------------------------------
                              GOVERNMENT                         GOVERNMENT
                             (MEDICARE &                        (MEDICARE &
MEMBERSHIP DATA   COMMERCIAL  MEDICAID)     TOTAL    COMMERCIAL  MEDICAID)     TOTAL
--------------------------------------------------------------------------------------
California           785,661    360,385   1,146,046     610,270    272,403     882,673
Florida               54,699     10,919      65,618       8,070     10,740      18,810
Oklahoma             111,481     15,351     126,832     111,522     11,182     122,704
Oregon                88,144     42,161     130,305      55,132     36,821      91,953
Texas                 69,768     44,931     114,699      60,931     33,963      94,894
Washington            66,024     32,847      98,871      27,997     16,283      44,280
--------------------------------------------------------------------------------------
Total membership   1,175,777    506,594   1,682,371     873,922    381,392   1,255,314
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------


                                       THREE MONTHS ENDED  NINE MONTHS ENDED
OPERATING STATISTICS                        JUNE 30,           JUNE 30,
                                       -------------------------------------
                                         1995      1994      1995     1994
----------------------------------------------------------------------------
Medical loss ratio (health care
  services as a percent of
  premium revenue)                       83.9%     82.6%     83.6%     83.5%

Marketing, general and administrative
  expenses   as a percent of operating
   revenue                               12.9%     13.1%     13.4%     13.2%

Operating income as a percent of
  operating revenue                       4.0%      5.2%      4.0%      4.3%
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Results of Operations
---------------------

             Three and Nine Months Ended June 30, 1995
                        Compared to the
             Three and Nine Months Ended June 30, 1994

    Total operating revenue increased 30 percent to $981 million for the three months ended June 30, 1995 from $752 million for the same period in the prior year. Growth in both the government (Medicare and Medicaid) and commercial programs provided an increase in total operating revenue of $187 million. Premium rates in both programs did not change significantly as compared to the same period in the prior year. In addition, approximately $46 million of the increase in total operating revenue represents the incremental operations included in the quarter ended June 30, 1995 of the Acquisitions described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

    Total operating revenue increased 29 percent to $2.7 billion for the nine months ended June 30, 1995 from $2.1 billion for the same period in the prior year. Enrollment growth in both the commercial and government programs, offset slightly by decreases in commercial premium rates, provided an increase in total operating revenue of $472 million. In addition, approximately $105 million of the increase in total operating revenue represents the incremental operations included in the nine months ended June 30, 1995 of the Acquisitions. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase.

    For the three and nine months ended June 30, 1995, commercial HMO premiums increased $91 million to $378 million and $177 million to $1.0 billion, respectively, as compared to the same periods in the prior year. Excluding the effects of the Acquisitions, membership growth provided the increase in the commercial HMO program. Because of increased competition in the Company's markets, overall commercial HMO premium rates decreased an average of two percent for the nine months ended June 30, 1995, primarily in California and Oregon. The Company expects commercial HMO premium rates to remain flat or decrease for the remainder of fiscal 1995.

    Government premiums rose $139 million to $569 million and $405 million to $1.6 billion for the three and nine months ended June 30, 1995, respectively.
 The majority of the increase in both periods is due to enrollment gains in the Secure Horizons programs. Premium rate increases for Medicare risk programs, including the Company's Secure Horizons program, beginning January 1, 1996 are expected to be higher than the rate of commercial premium increases received in the current year.


    Total health care service expenses as a percent of premium revenue (the "medical loss ratio") for the quarter ended June 30, 1995, have increased to
83.9 percent from 82.6 percent for the same period in the prior year. The commercial medical loss ratio increased to 83.6 percent from 80.2 percent while the government medical loss ratio decreased to 84.1 percent from 84.4 percent for the same period in the prior year. For the nine months ended June 30, 1995, the consolidated medical loss ratio of 83.6 percent represented a slight increase compared to a ratio of 83.5 percent for the same period in the prior year. The commercial medical loss ratio increased to 82.2 percent from 80.5 percent while the government medical loss ratio decreased to 84.6 percent from 85.9 percent for the same period in the prior year.

    The health care service expenses for the three and nine months ended June 30, 1994, reflect the impact of approximately $9 million of net positive reserve adjustments. These net positive reserve adjustments result primarily from the periodic reconciliation of amounts reserved for physician incentive programs. While the Company periodically makes adjustments to these estimated expenses based on actual calculations and changed expectations there were no significant net positive reserve adjustments recorded for the three and nine months ended June 30, 1995.

    The increase in the commercial medical loss ratio for the three and nine months ended June 30, 1995 is primarily attributable to the impact of the Company's acquisitions in the Florida and Washington markets where the plans acquired in such markets have higher commercial loss ratios. In addition, the commercial medical loss ratio for the three months ended June 30, 1994 included net positive reserve adjustments of $4 million referred to above. Because the Company's provider contracting approach has not been fully integrated in the recently acquired markets of Florida and Washington, the Company expects a higher commercial medical loss ratio for the fiscal year ended September 30, 1995 as compared to the prior fiscal year.

    The decrease in the medical loss ratio for the government programs for the three and nine months ended June, 1995, respectively, as compared to the same period of the prior year, is primarily related to more cost effective physician and hospital contracts. The government medical loss ratio is expected to increase because enhanced benefits may be provided to enrollees to remain strategically competitive.

    Marketing, general and administrative expenses increased $29 million to $127 million for the three months ended June 30, 1995 from $98 million for the same period in 1994. As a percentage of operating revenue, marketing, general and administrative expenses decreased to 12.9 percent from 13.1 percent. This decrease results from $2 million of expenses made in the quarter ended June 30, 1994 related to the write off of obsolete equipment and the development of a national brand marketing image. For the nine months ended June 30, 1995, marketing, general and administrative expenses totaled $364 million, an increase of $85 million over the same period in the prior year. As a percentage of total operating revenue, marketing, general and administrative expenses increased slightly to 13.4 percent from 13.2 percent for the same period in 1994. The year over year increase is primarily attributable to higher costs in developing markets including Florida, Washington and Houston and Dallas, Texas. Marketing, general and administrative expenses determined as a percentage of operating revenue for the balance of fiscal 1995 are expected to be comparable to the rate for the nine months ended June 30, 1995 and higher than the prior year's results as efficiencies in mature market process improvements are offset by investments in the new markets discussed above.

    Net income increased 13% to $30 million for the quarter ended June 30, 1995 compared to same period in the prior year. Earnings per share ("EPS") of $0.97 was only two percent higher than the prior year quarter because the public offering completed in March 1995 increased the weighted average number of shares outstanding (see Note 6 of the Notes to Condensed Consolidated Financial Statements). For the quarter ended June 30, 1994, net income was $27 million or $0.95 per share, which included the combined effect of net positive reserve adjustments and certain additional overhead expenses equal to approximately $0.14 per share. Excluding the effect of these adjustments, earnings for the quarter ended June 30, 1994 were $0.81 per share. For the nine months ended June 30, 1995, EPS increased 18 percent to $2.64. This increase is primarily attributable to membership growth derived substantially from the government programs and a lower government medical loss ratio. For the nine months ended June 30, 1994, changes in income tax accounting principles (see Note 4 of the Notes to Condensed Consolidated Financial Statements) increased EPS by approximately $0.20, resulting in earnings per share of $2.43. The results for the three and nine months ended June 30, 1994 included approximately $0.18 related to the net positive reserve adjustments previously described. EPS for the three and nine months ended June 30, 1994 were reduced by approximately $0.04 related to costs in marketing, general and administrative expenses discussed above.

    The Company's ability to expand is affected by increasing competition among HMOs in the Company's service areas, particularly California. Certain large employer groups and other purchasers of healthcare services continue to demand minimal premium rate increases or reductions in premium rates. In addition, securing cost effective contracts with additional physicians is becoming difficult due to increasing competition among HMOs for physician contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, levels of utilization of health care services, new technologies, hospital costs, major epidemics, and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

Liquidity and Capital Resources
-------------------------------

    The Company's working capital as of June 30, 1995 was $289 million, an increase of $58 million from September 30, 1994. The increase in working capital is primarily attributable to increases in cash and accounts receivable offset by increases in accounts payable and accrued liabilities and unearned premium revenue resulting from growth in operations. Medical claims and benefits payable has decreased from September 30, 1994, reflecting shifting membership, primarily in the Secure Horizons program, to capitated arrangements, coupled with improvements in claims processing. For the nine months ended June 30, 1995, payments for physician and hospital capitation represented approximately 73% of total health care costs for the government program, an increase of five percent over the comparable prior period. Redesigned work processes and electronic data interface technologies have resulted in more efficient and prompt payment of claims. While the expedited claims payment process is expected to reduce interest income, these operating efficiencies enhance the Company's ability to comply with certain HMO regulations.

    As of March 29, 1995, the Company completed a public offering of 5,175,000 shares of its Class B Common Stock, of which 3,000,000 shares were sold by the Company and 2,175,000 shares were sold by UniHealth. The Company received net proceeds of approximately $199 million from the sale of the 3,000,000 shares of Class B Common Stock after deducting underwriting discounts and commissions and expenses of the offering payable by the Company. The Company used approximately $186 million of the net proceeds to repay the amount outstanding under the BofA Credit Line (See Note 5 - "Long Term Debt") and to replenish working capital used to pay for certain of the Acquisitions (see Note 3 - "Acquisitions"). The remaining net proceeds of this offering will be used by the Company to increase working capital and for general corporate purposes. Such purposes may include future acquisitions, the introduction of new products and services, increased investments in existing operations and expansion of geographic markets. Pending the above described uses, the net proceeds will be invested in investment grade, interest bearing securities.

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

Item 6:  Exhibits and Reports

               a) Exhibit Index

                    Exhibit 11A Computation of Net Income per Share of Common Stock - Primary

                    Exhibit 11B Computation of Net Income per Share of Common Stock - Fully Diluted

                    Exhibit 27 Financial Data Schedules

               b) No reports on Form 8K were filed during the quarter for which this report is filed.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      PACIFICARE HEALTH SYSTEMS, INC.
                      -------------------------------
                               (Registrant)


Date:           August 9, 1995         By:   /s/     Alan Hoops
       ----------------------------         ----------------------------
                                                     Alan Hoops
                                                 President and Chief
                                                  Executive Officer


Date:           August 9, 1995         By:   /s/    Wayne Lowell
       ----------------------------         ----------------------------
                                                    Wayne Lowell
                                            Executive Vice President and
                                               Chief Financial Officer

                                                                 Exhibit 11A

                     PacifiCare Health Systems, Inc.

            Computation of Net Income per Share of Common Stock -
                                Primary

(Dollars and shares in thousands, except per share amounts)



                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                     ------------------    -----------------
                                        1995      1994       1995     1994
----------------------------------------------------------------------------
Shares outstanding at the beginning
  of the period                        30,714     27,346    27,528    27,256


Weighted average number of shares
  issued during the period in
  connection with a public offering,
  compensation awarded in stock and
  exercise of stock options                37         34     1,221       116

Shares repurchased (weighted)              --         --        --       (32)

Dilutive shares issuable, net of shares
  assumed to have been purchased (at the
  average market price) for treasury with
  assumed proceeds from:

  Contingent exercise of stock options    562        647      627        608

  Registered equity purchase contracts     --         --        2         --
----------------------------------------------------------------------------
Total shares - primary                 31,313     28,027   29,378     27,948
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Income before cumulative effect of a
  change in accounting principle     $ 30,248   $ 26,796 $ 77,664   $ 62,379

Cumulative effect on prior years of a
  change in accounting principle           --         --       --      5,658
----------------------------------------------------------------------------
Net income                           $ 30,248   $ 26,796 $ 77,664   $ 68,037
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Primary earnings per share:
  Earnings before cumulative effect
    of a change in accounting
    principle                        $   0.97   $   0.95 $   2.64   $   2.23


  Cumulative effect on prior years
    of a change in accounting
    principle                              --         --       --       0.20
----------------------------------------------------------------------------
  Earnings per share                 $   0.97   $   0.95 $   2.64   $   2.43
----------------------------------------------------------------------------
----------------------------------------------------------------------------

                                                                 Exhibit 11B

                        PacifiCare Health Systems, Inc.

             Computation of Net Income per Share of Common Stock -
                                Fully Diluted

           (Dollars and shares in thousands, except per share amounts)



                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                     ------------------    -----------------
                                        1995      1994       1995     1994
----------------------------------------------------------------------------
Shares outstanding at the beginning
  of the period                         30,714   27,346    27,528    27,256

Weighted average number of shares
  issued during the period as a result
  of a public offering, compensation
  awarded in stock and exercise of
  stock options                             37       34     1,221       116

Shares repurchased (weighted)               --       --        --       (32)

Dilutive shares issuable, net of shares
  assumed to have been purchased (at
  the higher of average or ending market
  price) for treasury with assumed proceeds from:

  Contingent exercise of stock options     562      647       627       635

  Registered equity purchase contracts      --       --         2        --
----------------------------------------------------------------------------
Total shares - fully diluted            31,313   28,027    29,378    27,975
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Income before cumulative effect of a
  change in accounting principle      $ 30,248 $ 26,796  $ 77,664  $ 62,379

Cumulative effect on prior years of
  a change in accounting principle          --       --        --     5,658
----------------------------------------------------------------------------
Net income                            $ 30,248 $ 26,796  $ 77,664  $ 68,037
----------------------------------------------------------------------------

Fully diluted earnings per share:
  Earnings before cumulative effect
    of a change in accounting
    principle                         $   0.97 $   0.95  $   2.64  $   2.23

  Cumulative effect on prior years
    of a change in accounting
    principle                               --       --        --      0.20
----------------------------------------------------------------------------
  Earnings per share                  $   0.97 $   0.95  $   2.64  $   2.43
----------------------------------------------------------------------------
----------------------------------------------------------------------------