Form 10-K
period 1995-09-30
PACIFICARE HEALTH SYSTEMS INC
filed 1995-11-29
CIK 766456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------   -------------------

                         Commission File Number 0-14181
-------------------------------------------------------------------------------
                           PACIFIC HEALTH SYSTEMS, INC.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock held by non-affiliates of the Registrant on November 1, 1995, was approximately $476,352,000.

The number of shares of Class A Common Stock and Class B Common Stock outstanding at November 1, 1995, was 12,331,408 and 18,551,697, respectively.


                       DOCUMENTS INCORPORATED BY REFERENCE

             DOCUMENT                                         WHERE INCORPORATED
Portions of the Registrant's definitive Proxy Statement
   to be filed by January 29, 1996                                 Part III

                                     PART I


ITEM 1. BUSINESS

  PacifiCare-Registered Trademark- Health Systems, Inc. (the "Company" or "PacifiCare") is one of the nation's leading managed health care services companies, serving approximately 1,757,000 commercial, Medicare and Medicaid members. PacifiCare is also a leader in the management, development and marketing of diversified health maintenance organization ("HMO") products and related services. The Company operates HMOs in California, Florida, Oklahoma, Oregon, Texas and Washington, which as of September 30, 1995 had a combined commercial membership of approximately 1,216,000 members. Through internal growth and strategic acquisitions, the Company believes it has built a strong competitive position in California and has expanded operations into new and existing geographic markets.

  The Company, through its Secure Horizons-Registered Trademark- programs, operates the largest and one of the fastest growing Medicare risk programs in the United States (as measured by membership) with approximately 481,000 members enrolled as of September 30, 1995. The Company believes that its Secure Horizons programs are attractive to Medicare beneficiaries because they provide a more comprehensive package of benefits than offered under traditional Medicare and substantially reduce the member's administrative responsibilities.

  The Company's commercial and government (Medicare and Medicaid) program members are provided some or all of the following health care services: primary and specialty physician care, hospital care, laboratory and radiology services, prescription drugs, dental and vision care, skilled nursing care, physical therapy and psychological counseling. The Company also offers certain specialty products and services to group purchasers and to other managed care organizations and their beneficiaries, including pharmacy benefit management, life and health insurance, behavioral health, Medicare risk management services, dental and vision services, coordination of managed care products for multi-region employers, military health care management, workers' compensation managed care and health promotion.

  The Company believes that its ability to provide a comprehensive range of products and services and its long-term relationships with health care providers are the major factors that will enable it to respond effectively to changes and needs in the health care marketplace. The Company believes that it will continue to be among the nation's leading managed health care services companies.

THE MANAGED CARE INDUSTRY

  Health care costs in the United States have risen from $27 billion in 1960, comprising five percent of gross domestic product, to more than $1 trillion in 1995 comprising more than 14 percent of gross domestic product. In response to the rapid increases in health care costs, employers, insurers, government entities and health care providers have sought alternative health care delivery systems, such as HMOs, that provide better controls on rising costs without sacrificing quality. The goal of HMOs is to provide their members with access to quality health care, while employing a business strategy and management systems designed to encourage more cost-effective use of health care delivery systems.

  To accomplish these objectives, several basic HMO models have evolved. The models are distinguishable by the HMO's relationship with its physician providers and the capital investment required to support its operations. Under the staff model, the HMO employs the physicians and, ordinarily, provides the facility in which the physicians see patients. The physicians receive a salary and/or bonus typically based on the performance of the HMO. Under the group model, the HMO contracts with one large multi-specialty medical group practice which typically receives a monthly fixed fee for each HMO member (capitation), regardless of the medical services provided to each member. The network model is predicated on an HMO contracting with more than one physician group to provide services generally on a capitation fee basis. Under an individual practice association ("IPA") model, the HMO contracts with independent physicians who are broadly dispersed throughout a community and who see patients in their own offices in exchange for a monthly capitation fee or on a discounted fee basis. The Company primarily operates network and group HMOs and, to a lesser extent, IPA and staff model HMOs. To enhance cost and quality control, the Company may, in certain instances, expand its current involvement with health care providers by making investments in their operations or in health care facilities.

The rate of increase in HMO membership has moderated in recent years in response to increased competition. Increased managed health care options for commercial, Medicare and Medicaid programs include point of service ("POS"), preferred provider organizations ("PPOs") and certain employer self-funded programs. In addition, in some geographic markets such as California, large employers have reduced the number of HMO options offered to their employees. Potential federal legislation may increase the number of Medicare competitors and various state legislation has changed the Medicaid market potential (See - "Government Regulation" and "Operations, Products and Services - Medicaid HMO Programs").

OPERATIONS, PRODUCTS AND SERVICES

HMO Operations

  The Company's total membership has grown from approximately 673,000 members at September 30, 1990 to approximately 1,757,000 members at September 30, 1995, a 21 percent compound annual growth rate. The Company's membership at September 30, 1995 by state and program is as follows:


                                       GOVERNMENT
                                       (MEDICARE &
                       COMMERCIAL      MEDICAID)      TOTAL      PERCENT OF TOTAL
----------------------------------------------------------------------------------
California               816,554        382,998    1,199,552         68.3%
Florida                   53,352         10,104       63,456          3.6
Oklahoma                 106,436         16,538      122,974          7.0
Oregon                    93,318         45,084      138,402          7.9
Texas                     77,532         49,186      126,718          7.2
Washington                68,948         37,082      106,030          6.0
                       -----------------------------------------------------------
Total Membership       1,216,140        540,992    1,757,132        100.0%
                       -----------------------------------------------------------
                       -----------------------------------------------------------


  COMMERCIAL HMO PROGRAMS

  The Company's commercial membership has grown from approximately 546,000 members at September 30, 1990 to approximately 1,216,000 members at September 30, 1995, a 17 percent compound annual growth rate. The Company offers a comprehensive range of products, including HMOs, PPOs and POS plans, which combine the features of an HMO (a defined provider network providing care to members with reduced deductibles and co-payments) with the features of a traditional indemnity insurance product (the option to use any physician, with higher deductibles and co-payments). The Company has historically focused on the larger employer market, but has recently entered the smaller employer and individual markets. The Company believes that these markets have lower HMO penetration levels than the larger employer market and represent significant growth opportunities.

  Commercial members generally join the Company's HMOs through an employer, which typically offers employees a selection of indemnity insurance and managed health care plans, pays for all or part of the monthly costs thereof and makes payroll deductions for any costs payable by the employee. During a designated annual "open enrollment period," employees may select their desired health care coverage. New employees make their selection at the time of their employment. Monthly premium rates are negotiated between the Company and the employer and are typically fixed for a one-year period, although there is generally no requirement that the employer offer the Company's services after the expiration of such period.

  For the commercial employer market, the Company offers a range of benefit plan options that generally vary only in the amount of co-payments required for physician office visits, inpatient hospitalization and certain other services. A co-payment is a nominal charge paid by the member, generally at the time of service. The Company believes that co-payments are useful in helping contain the costs of health care without providing a barrier to members seeking needed health care services. In addition, the Company also offers at an additional premium, specialty managed care products and services, such as prescription pharmacy benefit management, dental and vision care and behavioral health care services. These services are generally provided through subcontracting or referral relationships with other health care providers.

  The Company's 25 largest employer groups as of September 30, 1995 accounted for approximately 34 percent of total commercial membership, with the largest employer group accounting for approximately eight percent of total commercial membership. The Company's five largest employer groups, in the aggregate, accounted for approximately 19 percent of its commercial revenue for the fiscal year ended September 30, 1995.

  SECURE HORIZONS PROGRAMS

  Through its Secure Horizons-Registered Trademark- programs, the Company operates the largest and one of the fastest growing Medicare risk programs in the United States (as measured by membership). The Company's Medicare membership has grown from approximately 127,000 members at September 30, 1990 to approximately 481,000 members at September 30, 1995, a 31 percent compound annual growth rate. The Company believes the Medicare market offers significant growth opportunities since only approximately eight percent of the country's Medicare beneficiaries are enrolled in at-risk HMO programs such as those offered by the Company. The Company will seek to continue its growth in the Medicare risk arena by entering into new geographic markets with its Secure Horizons programs.

  The Company has provided health care services to Medicare beneficiaries through its Secure Horizons programs pursuant to annual contracts with the Health Care Financing Administration ("HCFA") since 1985. These contracts entitle the Company to a fixed fee-per-member premium (a "risk contract") and are subject to periodic unilateral revisions based on certain demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. The Company's Medicare contracts with HCFA are automatically renewed every 12 months unless the Company or HCFA elects either not to renew or to terminate them. HCFA may unilaterally terminate the Company's Medicare contracts if the Company fails to continue to meet compliance and eligibility standards. Termination of the Company's Medicare contracts could have a material adverse effect on the Company. The Company, however, has no reason to believe that such termination will occur.

  The Company believes that its Secure Horizons programs are attractive to Medicare beneficiaries because they provide a more comprehensive package of benefits than offered under traditional Medicare and because these programs substantially reduce the member's administrative responsibilities. Secure Horizons members enroll on an individual basis and may disenroll upon 30 days' notice. The Company believes that its Secure Horizons programs have one of the lowest disenrollment rates relative to other Medicare risk plans.

  Because the use of health care services by Medicare beneficiaries generally exceeds the use of services by those who are under the age of 65, the Company's Medicare contracts generate substantially larger per member revenue than the Company's commercial and Medicaid programs. Premium revenue for each Secure Horizons member is more than three times that of a commercial member, reflecting, in part, the higher medical and administrative costs of serving a Medicare member. As a result, although members in the Secure Horizons programs represented approximately 31 percent of the Company's membership at September 30, 1995, they accounted for 57 percent of the consolidated premium revenue for the fiscal year ended September 30, 1995. The Secure Horizons programs, however, are subject to certain risks relative to commercial programs, such as higher comparative medical costs, higher levels of utilization, government and regulatory reporting requirements, the possibility of reduced or insufficient government reimbursement in the future and higher marketing and advertising costs associated with selling to individuals rather than to groups.

  The Company's Secure Horizons programs are not permitted, under federal regulations, to account for more than one-half of the Company's total HMO members in each of the Company's non-contiguous geographic state markets. This limitation may constrain the Company's rate of growth in expansion of markets where the Company is able to add Medicare members at a faster rate than commercial members. In markets where the Company does not currently operate a commercial HMO, it has the ability to develop Medicare risk programs through other arrangements. See - "Specialty Managed Care Products and Services - Secure Horizons USA, Inc."

  Recent legislation passed by the U.S. House of Representatives may have an impact on the Company's Secure Horizons programs. See "Government Regulation." The Company is unable to predict the effect, if any, this legislation may have on the Company's business.

  In response to employers' needs to provide cost-effective health care coverage for their retired employees who may not be currently eligible for Medicare benefits, the Company developed the Secure Horizons retiree product. This product takes advantage of PacifiCare's expertise developed in its traditional Medicare risk programs. The premium and provider networks are the same as in the Company's Secure Horizons programs. The retiree product provides the Company with access to individuals who, once familiar with the Company's services and delivery system, may enroll in Secure Horizons programs after they become eligible for Medicare benefits.

  MEDICAID HMO PROGRAMS

  Since 1993, the Company has arranged for health care services to Medicaid beneficiaries through certain of its HMO subsidiaries pursuant to annual contracts with the Department of Health and Human Services ("HHS"). The Company's Medicaid membership has grown from 1,597 members at September 30, 1993 to 59,586 members at September 30, 1995. Currently, the Company arranges for the provision of health care services to Medicaid beneficiaries in California, Florida, Oklahoma, Oregon and Washington and may enroll Medicaid beneficiaries in other geographic markets. Medicaid is a joint federal and state program designed to provide health care coverage for the indigent. The Company's Medicaid programs generally operate similarly to the Company's Secure Horizons programs with the Company receiving a capitated payment for each Medicaid member from HHS similar to payments received by the Company from HCFA in connection with its Secure Horizons programs. The Company's Medicaid contracts are subject to annual renewal. The Company believes that the risks associated with its Medicaid managed care programs are similar to the risks associated with its Secure Horizons programs. The Company believes that its programs are attractive to Medicaid beneficiaries because these programs provide access to quality health care providers, continuity of medical care and an introduction into mainstream managed care.

  California's Medicaid ("Medi-Cal") managed care program was recently modified by the California Department of Health Services ("DHS"). Under the new system, Medi-Cal beneficiaries can choose between either a county-run program or a mainstream HMO. Mainstream contracts were awarded by DHS, of which none were awarded to PacifiCare. Consequently, PacifiCare has decided to discontinue marketing to Medi-Cal beneficiaries. PacifiCare will continue serving its approximately 31,000 Medi-Cal members until the members transition to DHS contracted providers. Once this transition occurs, the Company will no longer participate in the Medi-Cal program.

  In Florida, legislation was recently passed which revised its Medicaid program. This legislation reduced Medicaid premiums, but did not include an automatic enrollment procedure for new Medicaid beneficiaries. Because the costs of marketing to obtain new Medicaid members in Florida is high relative to the premiums received for a Medicaid member, the Company has decided not to actively seek Medicaid members in Florida. The Company expects Medicaid members in Florida to disenroll throughout fiscal 1996. The Company expects to continue to operate Medicaid managed care programs in Oklahoma, Oregon and Washington.

  SPECIALTY MANAGED CARE PRODUCTS AND SERVICES

  In addition to its HMO operations, the Company provides a wide range of specialty managed care products and services. These products and services are offered to HMOs, insurers, employers, governmental entities, providers and PPOs through the following affiliated operations:

  PRESCRIPTION SOLUTIONS-Registered Trademark- was established in May 1993 to offer pharmacy benefit management services. Clients of Prescription Solutions have access to a pharmacy provider network that features independent and chain pharmacies, as well as a variety of cost and quality management capabilities.
In January 1995, Prescription Solutions acquired Preferred Solutions, a San Jose-based pharmacy benefit management company. The acquisition of Preferred Solutions enables Prescription Solutions to provide fully integrated services, including mail order distribution, an extensive network of retail pharmacies, claims processing and sophisticated drug utilization reporting. In addition, the Company believes the acquisition of Preferred Solutions makes Prescription Solutions one of the industry's 10 largest pharmacy benefit management companies covering more than 3.5 million lives.

  PACIFICARE LIFE AND HEALTH INSURANCE COMPANY-SM- ("PLHIC") offers employer groups managed health care insurance products which have been integrated with the Company's existing HMO products to form multi-option health benefits programs. PLHIC is a life and health insurance company licensed to operate in 37 states, including California, Florida, Oklahoma, Oregon and Texas.


  PACIFICARE BEHAVIORAL HEALTH OF CALIFORNIA, INC., formerly LifeLink, Inc., is a licensed specialized health care service plan which provides behavioral health care services, including chemical dependency benefit programs in California directly to corporate customers and indirectly through the Company's California HMO to its commercial members. Outside of California, PacifiCare Behavioral Health, Inc. contracts with various HMOs, insurers and employers to manage their respective mental health and chemical dependency benefit programs.

  SECURE HORIZONS-Registered Trademark-USA, INC. ("SHUSA") was formed in March 1993 to take advantage of the Company's expertise in the Medicare risk area. SHUSA is authorized to license the use of the Secure Horizons service mark, trade name and systems, in exchange for license fees, to qualified HMOs that want to engage in Medicare risk contracting. SHUSA provides consulting, marketing, provider contracting, administrative services and other various services in support of the operation of a Medicare risk program by such HMOs. SHUSA is reimbursed for its expenses and receives a percentage of the revenue derived from each program in the form of license fees. SHUSA may also enter into joint ventures related to Medicare risk contracting.

  In September 1993, SHUSA formed an alliance with Tufts Associated Health Maintenance Organization, Inc. ("Tufts"). Through this alliance, Tufts operates Secure Horizons, Tufts Health Plan for Seniors, under a license from and with the assistance of SHUSA. As of October 1, 1994, Tufts began enrolling Medicare beneficiaries in Secure Horizons, Tufts Health Plan for Seniors in the Boston area and, as of September 30, 1995 has approximately 18,000 members. The Company believes that Secure Horizons, Tufts Health Plan for Seniors will be ultimately offered throughout Massachusetts and other parts of New England.

  Other specialty products and services offered by the Company through various affiliated operations include: dental and vision care through California Dental Health Plan, Inc.; coordination of managed care products for multi-region employers through Covantage, Inc.; military health care management through PacifiCare Military Health Systems, Inc.; workers' compensation managed care through COMPREMIER, Inc.; and health promotion through PacifiCare Wellness Company.

BUSINESS STRATEGY

  The Company's business strategy is to solidify its position as one of the leading managed health care services companies by: marketing a broader range of managed care products and services; capitalizing on its experience in developing long-term relationships with health care providers; expanding its Secure Horizons Medicare programs and selectively expanding into new markets to further develop its multi-regional servicing capabilities. During its last two fiscal years, the Company has entered into new markets, including South Florida, Houston and Dallas, Texas, Seattle, Washington and Central California. Growth in new markets has resulted from the Company building membership through expansion of its existing HMOs into additional geographic markets within the same state and through acquisitions. The Company believes it can continue to expand its membership through selective acquisitions and by establishing HMOs in new markets. The strategy of growth through acquisitions will be enhanced commencing in December 1995 when, for the first time, the Company will have the ability to use the pooling-of-interests method of accounting in connection with stock-for-stock acquisitions.

HEALTH CARE PROVIDER RELATIONSHIPS

  The Company contracts with more than 381 physician groups for a defined range of health care services. The Company's HMOs arrange for comprehensive health care services for their members principally through a capitation payment, based on a percentage of premium revenue or per-member-per-month fee for each member assigned to the group. The capitation payment rate is generally negotiated annually in advance with each physician or physician group and does not subsequently vary with the nature or extent of the services provided.
Generally, there is no requirement that the provider continue its relationship with the Company upon expiration of the annual period. The Company has, however, entered into provider service contracts with terms up to 10 years. The Company contracts with 560 hospitals for hospital services under a variety of arrangements including per diem, percentage of premium or per-member-per-month capitation, discounted fee-for-service, flat fee and fee-for-service arrangements. The loss of contracts with certain physician groups and with certain hospitals could have a material adverse effect on the Company's HMO operations. For the year ended September 30, 1995, fixed fee capitated payments to providers and hospitals represented 58 percent and 75 percent of total health care costs for the commercial and government programs, respectively.

  The Company's ability to expand is dependent, in part, on competitive premium pricing and its ability to secure cost effective contracts with additional physicians or to ensure that existing physician groups expand their operations to accommodate the Company's new HMO membership. Achieving such objectives with respect to competitive premium pricing and physician contracts is becoming difficult due to increasing competition.

CONTROL OF HEALTH CARE COSTS

  The Company manages health care costs primarily by entering into contractual arrangements with health care providers and by sharing the risk of certain health care costs with the Company's contracting physicians or groups and hospitals. The primary care physician or group influences medical utilization and cost control in the Company's HMOs through referrals, hospitalization and other services and is responsible for any related payments to those referral providers. The primary care physician or group is selected by an HMO member as the member's personal physician or group. To manage hospital and other health care costs, the Company provides additional incentives to the physicians or groups for appropriate utilization of hospital inpatient, outpatient, surgery and emergency room services. The Company may also make incentive payments to the physician or physician group based on performance relative to budgeted targets. The Company believes that these methods of physician reimbursement encourage efficient utilization of health care services by its providers.

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

  The Company's profitability is dependent, in part, on maintaining effective control over health care costs while providing members with quality care. Factors such as health care reform, levels of utilization of health care services, new technologies, hospital costs, major epidemics, competition and numerous other external factors may affect the ability of the Company to control health care costs.

QUALITY ASSURANCE

  The Company believes that providing access to high quality health care services is an essential ingredient for success. To achieve this goal, the Company has established a peer review procedure at each HMO, which is implemented by a Quality Assurance Committee chaired by the HMO's Medical Director and comprised of physicians and representatives of the physician groups at each HMO. When a new physician or physician group is considered by one of the Company's HMOs as a potential provider, the Quality Assurance Committee of the HMO evaluates, among other things, the quality of the physician or group's medical facilities, medical records, laboratory and x-ray licenses and the capacity to handle membership demands. Once selected, a physician or group is periodically reviewed to monitor whether members are receiving quality medical care.

  The Company evaluates the quality and appropriateness of medical care provided to its HMO members by performing medical care evaluation and member satisfaction studies, by reviewing the utilization of certain services and by responding to member and physician questions and complaints. These evaluations are based on statistical information compiled by the Company concerning the utilization of various health care services and on-site reviews of medical records at the medical groups. In addition, in 1994, the Company began reporting Health Plan Employer Data Information Sets ("HEDIS"), to test the ability of health plans to report on indicators of performance in a quantitative manner. The Company expects that HEDIS will play a larger role in the future as purchases of managed health care services will be able to use them to compare health plans on quality and service.

  The National Committee for Quality Assurance (the "NCQA") is an independent, non-profit organization that reviews and accredits HMOs. NCQA assesses an HMO's quality improvement, utilization management, credentialing process, commitment to members' rights and preventative health services. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. At September 30, 1995, the Company's California HMO received one year accreditation and the Company's Oklahoma and Florida HMOs were denied accreditation. The Company's other HMOs have applied for NCQA accreditation and are scheduled for NCQA site review in 1997. Accreditation in Florida is mandatory and is required for licensure but is not required in any other state where the Company operates HMOs. As a result of the accreditation denials in Oklahoma and Florida, the Company has developed a corrective action process, which is intended to address the issues identified by the NCQA, and the Company plans to re-apply for accreditation in the future. The Company believes these denials will not have a material adverse impact on its operations.


RISK MANAGEMENT

  In addition to the Company's cost control systems, the use of underwriting criteria is an integral part of its risk management efforts. Underwriting is the process by which a health plan assesses the risk of enrolling employer groups and establishes appropriate or necessary premium rates. The setting of premium rates directly affects a health plan's profitability and marketing success. Underwriting techniques are not employed with the government programs because of regulations which require the Company to accept all Medicare and Medicaid applicants.

  The Company shifts part of the risk of catastrophic losses by maintaining reinsurance coverage for hospital costs incurred in the treatment of catastrophic illnesses of its members. The Company also maintains general liability, property and medical malpractice insurance coverage in amounts that the Company believes are adequate. The Company requires contracting physicians, physician groups and hospitals to maintain individual malpractice insurance coverage.

MARKETING

  Marketing the Company's HMOs to commercial members generally involves a two-part sale. The employer must decide to offer the Company's HMO. The employee then generally must choose from among the Company's HMOs and other health care coverage options, often including other HMOs.

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

  The Company markets the Secure Horizons programs to Medicare beneficiaries through direct mail, telemarketing, television, radio and cooperative advertising with participating medical groups. The Company anticipates further growth opportunities in the Medicare risk program based on the Company's current marketing strategies and the growing senior population in the United States.
The Company markets the Medicaid programs directly to Medicaid beneficiaries as various state laws permit.


MANAGEMENT INFORMATION SYSTEMS

  The Company uses computer-based management information systems for various purposes, including underwriting, billing, claims processing, utilization management, marketing and sales tracking, and financial and management accounting, reporting, planning and analysis general accounting, medical cost trending, managed care reporting and financial planning. These systems also support member, group and provider service functions, including on-line access to membership verification, claims and referral status and information regarding hospital admissions and lengths of stay. In addition, these systems support extensive analysis of cost and outcome data. The Company's computer information systems which support its managed care operations and specialty managed products are continually being enhanced and upgraded. Information system development efforts relating to increased efficiency, capacity and flexibility are ongoing. The Company is heavily dependent on its information systems and is in the process of integrating the systems of its recently acquired operations.

COMPETITION

  The health care industry is highly competitive, both nationally and in the Company's various markets. The Company has many competitors, including insurance carriers, other HMOs, employer self-funded programs and PPOs, many of which have substantially larger enrollments or greater financial resources than the Company. The Company also faces competition from hospitals, health care facilities and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. Pending federal legislation may also increase the number of competitors (See - "Government Regulation").

  California, the largest market in which the Company competes, is served by a large number of HMOs and is one of the most heavily penetrated markets in the United States. Competition for members in the Company's markets has resulted in an increase in benefits and price competition. The Company believes that the most significant factors which distinguish competing health plans, including other HMOs, are health care costs to members and employers, access to health care providers, quality of care, comprehensiveness of coverage and quality of administrative services. In such an increasingly competitive environment, the Company believes that a comprehensive range of products and services, along with a strong provider network, must be provided to remain competitive.

GOVERNMENT REGULATION

  The Company's HMOs are licensed and are subject to state and federal statutes and regulations which extensively control the activities and licensing of HMOs and subject the HMOs to periodic examination by governmental agencies. Among the areas regulated by state and federal law are procedures for quality assurance, enrollment requirements, the relationship between the HMO and its health care providers and the HMO's financial condition. The Company believes that it is currently in compliance in all material respects with the various federal and state licensing regulations applicable to its current operations.
To maintain such compliance, it may be necessary for the Company's HMOs to make changes from time to time in their services, procedures, structure and marketing methods. Some of the changes may be caused by changes in federal and state statutes and regulations that govern the Company's HMOs. Although the Company intends to maintain its HMOs' federal qualifications, state licenses and Medicare contracts, there can be no assurance that it can do so. Additional governmental regulation or future interpretation of existing regulations could adversely affect the Company's operations, profitability or business prospects.

  The Company's HMOs are subject to state regulations which require periodic financial reports from HMOs licensed to operate in their state and, in certain cases, impose minimum equity, capital, deposit and/or reserve requirements. Certain federal and/or state regulatory agencies also require the Company's HMOs to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies. These requirements, which limit the ability of the Company's subsidiaries to transfer funds to the Company, may limit the ability of the Company to pay dividends. From time to time, the Company advances funds, in the form of a loan, to its subsidiaries to assist them in satisfying federal or state financial requirements.

  California legislation requires all HMOs and insurers which offer small group coverage to accept all small employers who apply for coverage and to guarantee coverage to their employees seeking coverage regardless of their health status. The legislation also requires renewal of these small group employer plans, limits rate renewal increases, mandates community rating and excludes coverage of pre-existing conditions for six months after enrollment. Compliance with this legislation has required the Company to make certain changes to its small group products in California.

  One of the most significant federal laws affecting the Company is the Federal Health Maintenance Organization Act of 1973 (the "HMO Act") and the regulations promulgated thereunder by the Secretary of Health and Human Services. Among other things, the HMO Act requires federally qualified HMOs to offer a comprehensive benefit program and to have quality assurance and educational programs for both the health care professional utilized by the HMO and its members. Only HMOs that continue to meet federal criteria may retain their qualified status. HCFA requires periodic financial reports from qualified HMOs and imposes net equity, net profitability (or a plan to achieve a net operating profit within available financial resources), reserve and cash flow requirements. The Company's HMO operations, except for its Washington HMO and portions of its California and Oklahoma HMO service areas, are federally qualified. Lack of federal qualification does not substantially impact the operations of the Company's HMO subsidiaries or their ability to offer the Company's Medicare risk program.

  The Company's Secure Horizons programs are subject to regulation by HCFA and various state agencies. HCFA requires that an HMO be federally qualified or meet similar requirements as a competitive medical plan to be eligible for Medicare risk contracts. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contract and regulations.

  As a result of HCFA's regulations governing the Company's Medicare fixed-fee-per-member programs, the "medical loss ratio" (health care expenses as a percentage of premium revenue), as determined prospectively through formulas established by HCFA for the Company's Medicare contracts in a particular region, may not be less than the medical loss ratio for the Company's non-Medicare contracts in such region. If the Company were to fall out of compliance with these regulations, it would have to provide additional benefits, reduce the supplemental premiums charged to its Medicare members or accept a lower payment from HCFA to increase the medical loss ratio for the Medicare contracts to the level of the medical loss ratio for the non-Medicare contracts. This regulation could affect the operations, profitability or business prospects of the Company.

  Secure Horizons' premiums are determined through formulas established by HCFA for the Company's Medicare contracts in a particular region. If these premiums are reduced or if premium rate increases in a particular region are lower than the rate of increase in health care service expenses of Secure Horizons members in such region, the Company's operations, profitability or business prospects could be affected. The Company has mitigated this risk by paying approximately 75 percent of the health care service expenses of the Secure Horizons programs for the year ended September 30, 1995 on a capitated basis. The Company believes that any slowdown in the rate of premium growth may be offset by the effect of a proposal encouraging managed health care for Medicare beneficiaries. The loss of Medicare contracts or termination or modification of the HCFA risk-based Medicare program could have a material adverse effect on the revenue, profitability and business prospects of the Company.

  The Company's HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program. Both Medicare and Medicaid have in force and/or have proposed regulations relating to fraud and abuse, physician incentive plans and provider referrals which may affect the Company's operations.

  Some of the Company's HMOs contract with the United States Office of Personnel Management ("OPM") to arrange managed health care services under the Federal Employees Health Benefit Program ("FEHBP"). These contracts are subject to extensive regulation, including complex rules related to the premiums charged. OPM has the authority to retroactively audit the rates charged and frequently seeks premium refunds and other sanctions against health plans participating in the program. The Company's HMOs which have contracted with OPM are subject to such audits and may be requested to make such refunds.

  The Company has two insurance subsidiaries, one domiciled in Indiana and licensed in 37 states and one domiciled in Arizona. The Company's insurance subsidiaries are subject to regulation in each state in which they are licensed. Regulatory authorities exercise extensive supervisory power over insurance companies. The Company's insurance subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, such subsidiaries are periodically examined by the insurance departments of the jurisdiction in which they are licensed to do business.

  Certain of the Company's HMOs and each of the Company's insurance subsidiaries are subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the state department of insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between the regulated companies, their parent holding companies and affiliates, and acquisitions.

  As a result of the continued escalation of health care costs and the inability of many individuals to obtain health care insurance, numerous proposals relating to health care reform have been made, and additional proposals may be introduced in the United State Congress and the legislatures of the states in which the Company operates or may seek to operate.

   The United States Congress recently passed a budget reconciliation package (the "Budget Package") that included provisions reforming the Medicare program. Under the Budget Package, Medicare beneficiaries would be offered a variety of new health care options, including the ability to enroll in private plans, such as HMOs, PPOs, POS plans, medical savings accounts and provider-sponsored organizations. A traditional fee-for-service Medicare program would, however, continue to be offered through HCFA. The Budget Package would also amend current laws which prohibit physician self-referral, guard against fraud and abuse and eliminate the requirement that HMOs participating in the Medicare program have membership which is at least 50 percent non-government program beneficiaries. In addition, HMOs would be paid a monthly capitation rate that blends local and national costs with greater weight given to the local component. A floor would be established for payments to rural areas. The Budget Package has been submitted to President Clinton and a presidential veto is expected. Accordingly, the ultimate form in which this legislation will take effect and the impact of this legislation on the Company's business cannot be predicted. It is believed that a portion of the managed care provisions will be included in the final legislation and that programs similar to the Company's Secure Horizons programs would be favorably impacted by Medicare reform. It may, however, result in an increase in the number of competitors.

   The Budget Package also aims to modify the Medicaid program by converting the existing Medicaid program from a federal entitlement into a block grant payment to the states. In addition, federal standards for nursing homes would be revoked and states would have to establish and maintain their own standards. As stated above, ultimate passage of this legislation and the impact of this legislation on the Company's business cannot be predicted.

  The Company believes that the current political environment in which it operates will result in continued legislative scrutiny of health care reform and may lead to additional legislative initiatives. The Company is unable to predict the ultimate impact upon the Company of any federal or state restructuring of the health care delivery or health care financing systems, but such changes could have a material adverse impact on the operations and financial condition of the Company.

TRADEMARKS

  The federally registered service marks PacifiCare-Registered Trademark- and Secure Horizons-Registered Trademark- are owned by the Company and are material to its business.

EMPLOYEES

  As of September 30, 1995, the Company had 4,438 full and part-time employees. None of the Company's employees are presently covered by a collective bargaining agreement and the Company has not experienced any work stoppage since its organization. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

  As of September 30, 1995 the Company had leases, in the aggregate, for approximately 1,094,000 square feet of office space for its corporate headquarters, executive offices, regional offices and subsidiary operations in California, Florida, Oklahoma, Oregon, Texas and Washington. Of this aggregate amount, the Company leases approximately 105,000 square feet in Cypress, California for its corporate headquarters and executive offices.

  The Company owns an office building of approximately 216,000 square feet on approximately 9.2 acres of land in Cypress, California which serves as the executive and administrative offices of its California HMO operation. The Company also owns a child care facility on one acre of land in Cypress, California and an office building of approximately 16,000 square feet on 1.4 acres of land in Tustin, California. The Company considers its facilities to be in good working condition, well maintained and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is involved in legal actions in the normal course of business, some of which seek substantial monetary damages, including claims of punitive damages which are not covered by insurance. After review, including consultation with counsel, management believes any ultimate liability in excess of amounts accrued which could arise from the actions would not materially affect the Company's consolidated financial position, results of operations or cash flows.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the three months ended September 30, 1995.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND QUARTERLY INFORMATION

     The Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and the Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), are traded on the over-the-counter market and are quoted on the Nasdaq National Market under the symbols PHSYA and PHSYB, respectively. The following tables set forth, for the indicated periods, the high and low last reported sale prices per share of the Class A and Class B Common Stock as furnished by Nasdaq.


                                         CLASS A                  CLASS B
                                      COMMON STOCK             COMMON STOCK
                                    ------------------       -----------------
                                    HIGH        LOW          HIGH       LOW
                                    -------     ------       ------     ------
          1994
               First Quarter        42 1/4      31           41 1/2     29 7/8
               Second Quarter       57          38 1/4       56 3/8     37 3/4
               Third Quarter        59 3/4      47 1/2       59 1/2     47 1/2
               Fourth Quarter       79 3/16     47           75         46

          1995
               First Quarter        79          60 3/4       74 3/4     60 1/2
               Second Quarter       76 1/4      61           77         62
               Third Quarter        75 1/8      44 1/2       76 1/4     44
               Fourth Quarter       68 1/2      49 3/4       71         48 1/2

     The Company has never paid any cash dividends on its common stock and presently anticipates for the foreseeable future that no cash dividends on its common stock will be declared and that all of its earnings will be retained for development of the Company's business. Any dividends will depend upon future earnings, the financial condition of the Company and regulatory requirements.

  As of September 30, 1995 there were approximately 266 and 211 shareholders of record of the Company's Class A Common Stock and Class B Common Stock, respectively. Based upon information available to it, the Company believes that there are at least 22,000 beneficial holders in the aggregate of the Class A and Class B Common Stock.

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

INCOME STATEMENT DATA

YEARS ENDED SEPTEMBER 30
(in thousands, except per share data)                    1995(1)      1994(1)        1993         1992         1991
----------------------------------------------------------------------------------------------------------------------
Operating revenue                                       $3,731,022   $2,893,252   $2,221,073   $1,686,314   $1,242,357
----------------------------------------------------------------------------------------------------------------------
Expenses:
  Health care services                                   3,077,135    2,374,258    1,850,469    1,393,645    1,053,239
  Other operating expenses                                 505,644      398,064      283,360      232,120      159,384
----------------------------------------------------------------------------------------------------------------------
Operating income                                           148,243      120,930       87,244       60,549       29,734
Interest income, net                                        33,857       24,538       21,083       14,303       14,787
----------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of a change in accounting principle              182,100      145,468      108,327       74,852       44,521
Provision for income taxes
                                                            74,005       60,875       45,631       31,262       18,819
----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle                                    108,095       84,593       62,696       43,590       25,702
Cumulative effect on prior years of a change
   in accounting principle                                      --        5,658           --           --           --
----------------------------------------------------------------------------------------------------------------------
Net Income                                              $  108,095   $   90,251   $    62,696  $   43,590   $   25,702
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Earnings per share(2)                                   $     3.62   $     3.22   $      2.25  $     1.78   $     1.10
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

OPERATING STATISTICS

YEARS ENDED SEPTEMBER 30                                 1995(1)      1994(1)        1993         1992         1991
----------------------------------------------------------------------------------------------------------------------
Medical loss ratio (health care services as a
  percent of premium revenue)
   Consolidated                                               83.6%        83.1%         84.1%       83.2%        85.4%
   Commercial                                                 82.5%        80.5%         82.5%       80.2%        84.0%
   Government                                                 84.3%        85.2%         85.6%       86.6%        87.1%
Marketing, general and administrative
  expenses as a  percent of operating revenue                 13.4%        13.6%         12.6%       13.6%        12.8%
Operating income as a percent of operating
  revenue                                                      4.0%         4.2%          3.9%        3.6%         2.4%
Effective tax rate                                            40.6%        41.8%         42.1%       41.8%        42.3%
Return on average shareholders' equity                        18.9%        24.6%         24.2%       29.2%        29.5%
----------------------------------------------------------------------------------------------------------------------

(1)    The 1995 and 1994 results reflect the effect of several acquisitions.
       See Note 5 of Notes to Consolidated Financial Statements, page 28.
(2) Adjusted to reflect the June 1992 Stock Dividend, which had the same effect on the total number of shares of common stock and equivalents outstanding as a two-for-one stock split. Earnings per share before cumulative effect of a change in accounting principle for the year ended
       September 30, 1994 was $3.02 per share. The cumulative effect of a change in accounting principle for the year ended September 30, 1994 was $0.20 per share.

FINANCIAL STATEMENT CHANGE STATISTICS

YEARS ENDED SEPTEMBER 30                                 1995(1)      1994(1)        1993         1992         1991
----------------------------------------------------------------------------------------------------------------------
Operating revenue                                           29.0%        30.3%        31.7%        35.7%         27.3%
Net income                                                  19.8%        44.0%        43.8%        69.6%         45.7%
Earnings per share                                          12.4%        43.1%        26.4%        61.8%         48.6%
Total assets                                                25.3%        59.4%        39.3%        54.5%         39.2%
Total shareholders' equity                                  77.1%        29.5%        60.5%        99.5%         33.7%
----------------------------------------------------------------------------------------------------------------------

MEMBERSHIP DATA
(owned and managed)

SEPTEMBER 30                                             1995(1)      1994(1)        1993         1992         1991
----------------------------------------------------------------------------------------------------------------------
Commercial                                               1,216,140      949,124      806,918       742,104     567,422
Government (Medicare & Medicaid)                           540,992      409,095      290,149       214,110     159,074
----------------------------------------------------------------------------------------------------------------------
Total membership                                         1,757,132    1,358,219    1,097,067       956,214     726,496
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Percent change in membership                                 29.4%        23.8%        14.7%         31.6%        7.9%
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
(in thousands)

SEPTEMBER 30                                             1995(1)      1994(1)        1993         1992         1991
----------------------------------------------------------------------------------------------------------------------
Cash and equivalents and marketable
  securities                                           $  811,525   $  710,608     $437,231      $272,135    $205,846
Total assets                                           $1,385,372   $1,105,548     $693,646      $498,082    $322,328
Medical claims and benefits payable                    $  288,400   $  302,900     $255,000      $208,000    $175,700
Long-term debt, excluding current maturities           $   11,949   $  101,137     $ 21,821      $ 18,488    $  2,280
Shareholders' equity                                   $  732,024   $  413,358     $319,294      $198,884    $ 99,678
----------------------------------------------------------------------------------------------------------------------
(1)    The 1995 and 1994 results reflect the effect of several acquisitions. See
       Note 5 of Notes to Consolidated Financial Statements, page 28. The
       1994 results reflect the cumulative effect on prior years of a change in accounting principle.  See Note 2j of Notes to Consolidated Financial
       Statements, page 26.  The 1994 changes in net income and earnings per share before cumulative effect of a change in accounting principle are
       34.9 percent and 34.2 percent, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

  Total operating revenue increased 29.0 percent or $838 million to $3.7 billion for the year ended September 30, 1995 from $2.9 billion for the same period in the prior year. Enrollment gains in both the government (Medicare and Medicaid) and commercial programs, offset slightly by decreases in commercial premium rates, provided an increase in total operating revenue of $659 million. Membership growth is expected to continue in both the commercial and government programs. However, competition for members and the expected Medicaid disenrollment in California and Florida, combined with a larger membership base is expected to cause the rate of the membership growth to decline from the 28 percent and 32 percent increases experienced in the commercial and government programs, respectively, in 1995. Approximately $149 million of the increase in total operating revenue represents the incremental operations of acquisitions described in Note 5 of the Notes to Consolidated Financial Statements. The remaining $30 million was contributed by the Company's specialty managed care products and services and its joint venture medical groups.

  Commercial premiums increased $275 million or 22 percent to $1.5 billion for the year ended September 30, 1995 from $1.2 billion in 1994. Commercial HMO membership increased by 267,000 or 28 percent to 1,216,000 due to continued growth in California, Oregon, Texas and Washington. The increase in membership includes the effects of acquisitions in California and Washington of 67,000 and 33,000 members, respectively. The Company expects the 1996 membership growth rate to be lower than 1995 because more competitors are offering consumers more choices with pricing consistent with 1995 rates. Commercial HMO membership growth provided $177 million of the increase, more than offsetting average premium rate decreases of two percent, primarily in California. The effects of acquisitions described above and the commercial specialty managed care products and services and joint venture medical groups provided the remainder of the increase in commercial premiums.

  Government premiums rose $553 million or 34 percent to $2.2 billion for the year ended September 30, 1995 from $1.6 billion in 1994. Enrollment gains, predominantly in the Secure Horizons programs, accounted for $492 million or 89 percent of the increase. In fiscal 1996, the government membership growth rate is expected to be less than the 32 percent increase experienced in 1995. The remainder of the premium increase is attributable to incremental acquisitions and premium rate increases averaging one percent. In November 1995, the Company was advised by HCFA that effective January 1996, its HMOs will receive a weighted average premium rate increase of approximately 5.6 percent. Because pending federal legislation may change Medicare reimbursement rates, there can be no assurance that these rate increases will be received.

  Total health care services expenses as a percent of premium revenue (the "medical loss ratio"; See Item 6. Selected Financial Data, page 14) for the year ended September 30, 1995, increased to 83.6 percent from 83.1 percent in 1994. The commercial medical loss ratio increased to 82.5 percent from 80.5 percent while the government medical loss ratio decreased to 84.3 percent from
85.2 percent.

  The increase in the commercial medical loss ratio has been driven by the Company's entry into new markets, through acquisitions and internal development, with principally traditional fee-for-service delivery systems. Implementing the Company's provider contracting approach, shifting the delivery systems from fee-for-service to capitation and risk-sharing arrangements, and developing the provider network through education in these markets are expected to decrease the commercial medical loss ratio by the end of fiscal 1996. Until health care cost risks are mitigated through contract renewals beginning January 1, 1996 and later, the commercial medical loss ratio may increase slightly in the first and second quarter of fiscal 1996. The decrease in the government medical loss ratio is primarily related to more cost effective physician and hospital contracts. The government medical loss ratio is expected to increase in 1996 as competitive pressures increase health care costs and outpace increases in premium revenue.

  For the year ended September 30, 1995, the Company made net positive reserve adjustments totaling $12 million. These net positive reserve adjustments have historically been made in the third quarter and result primarily from the periodic reconciliation of amounts reserved for physician and hospital incentive programs. For the year ended September 30, 1995, however, net positive reserve adjustments were made in insignificant amounts throughout the year. For the year ended September 30, 1994, net positive reserve adjustments of $9 million were made in the third quarter.

  Marketing, general and administrative expenses increased $104 million or 26 percent to $498 million for the year ended September 30, 1995 from $395 million for 1994. As a percentage of operating revenue, marketing, general and administrative expenses decreased to 13.4 percent from 13.6 percent. The decrease is primarily attributable to increased operating revenue and efficiencies due to process improvements which have offset infrastructure investments in new markets. Marketing, general and administrative expenses as a percentage of operating revenue in fiscal 1996 are expected to be comparable to, or slightly higher than, fiscal 1995 as mature market process improvements are offset by investments in new markets.

  Net interest income increased by approximately $9 million compared to the prior year primarily due to increased cash available for investment purposes at higher interest rates than 1994.

  For the year ended September 30, 1995, earnings per share increased 20 percent to $3.62 compared to $3.02 for 1994 before the cumulative effect of a change in accounting principle. The increase is primarily related to membership growth derived substantially from the government programs predominantly Secure Horizons. Increases in health care service expenses were partially offset by decreases in marketing, general and administrative expenses. The results for the years ended September 30, 1995 and 1994 included approximately $0.24 and $0.18, respectively, related to the net positive reserve adjustments previously described. Earnings per share for the year ended September 30, 1994 were $3.22 which included approximately $0.20 due to changes in income tax accounting principles (see Note 2j of the Notes to Consolidated Financial Statements).

  The Company's ability to expand is affected by increasing competition not only in product choices but also in the number of competitors in the Company's service areas. Certain large employer groups and other purchasers of health care services continue to demand minimal premium rate increases or reductions in premium rates while limiting the number of choices offered to employees. In addition, securing cost effective contracts with additional physicians is becoming difficult due to increasing competition among HMOs for physician contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, levels of utilization of health care services, new technologies, hospital costs, major epidemics, and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends.


FISCAL YEAR 1994 COMPARED WITH FISCAL YEAR 1993

  Total operating revenue increased 30 percent or $672 million to $2.9 billion for the year ended September 30, 1994 from $2.2 billion for the same period in 1993. Enrollment gains in both the government and commercial programs provided an increase in total operating revenue of $451 million, while an additional $77 million was derived from higher premium rates in both programs. In addition, approximately $106 million of the increase in total operating revenue represented the incremental operations of acquisitions described in Note 5 of the Notes to Consolidated Financial Statements. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase.

  Commercial premiums increased $191 million to $1.2 billion for the year ended September 30, 1994 from $1 billion in 1993. Excluding the effects of the acquisitions described above, membership growth provided 46 percent of the increase in the commercial HMO program. An additional 21 percent of the increase was attributable to higher premium rates, which rose an average of three percent. The remainder of the increase in commercial premiums was derived from commercial specialty managed care products and services and joint venture medical groups.

  Government premiums rose $464 million to $1.6 billion for the year ended September 30, 1994 from $1.2 billion in 1993. Excluding the effects of acquisitions described above, enrollment gains predominantly in the Secure Horizons programs contributed 80 percent of the increase. Average premium rate increases of two percent accounted for nine percent of the increase. The remainder of the change was attributable to acquisitions.

  The medical loss ratio for the year ended September 30, 1994, decreased to
83.1 percent from 84.1 percent for the same period in 1993. The commercial medical loss ratio decreased to 80.5 percent from 82.5 percent while the government medical loss ratio declined slightly to 85.2 percent from 85.6 percent. The decrease in the commercial medical loss ratio was primarily attributable to lower inpatient hospital costs. The decrease in the government medical loss ratio was primarily related to lower hospital expenses and increases in net positive reserve adjustments described below.

  The health care service expenses for the years ended September 30, 1994 and 1993, reflect the impact of net positive reserve adjustments of approximately $9 million and $6 million, respectively. The $3 million increase in net positive reserve adjustments was primarily attributable to increases in members served under hospital capitation arrangements and improved contracting. Commercial net positive reserve adjustments for the year ended September 30, 1994 increased to $4 million compared to $1 million for the same period in the prior year. Government net positive reserve adjustments for each of the years ended September 30, 1994 and 1993 totaled $5 million.

  Marketing, general and administrative expenses increased $115 million to $395 million for the year ended September 30, 1994 from $280 million for 1993. As a percentage of operating revenue, marketing, general and administrative expenses increased to 13.6 percent from 12.6 percent. These increases were primarily attributable to higher costs related to developing markets, products and services in new as well as established geographic areas and incremental expenses to integrate acquisitions.

  For the year ended September 30, 1994, before the cumulative effect of a change in accounting principle, earnings per share increased 34 percent to $3.02 compared to $2.25 for 1993. The increase was primarily related to membership growth derived substantially from the government programs. Decreases in health care service expenses were partially offset by increases in marketing, general and administrative expenses. The results for the years ended September 30, 1994 and 1993 include approximately $0.18 and $0.12, respectively, related to the net positive reserve adjustments previously described. Changes in income tax accounting principles (see Note 2j of the Notes to Consolidated Financial Statements) increased earnings per share by approximately $0.20, resulting in earnings per share of $3.22 for the year ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital as of September 30, 1995 was $321 million, an increase of $89 million from September 30, 1994. The increase in working capital is primarily attributable to increases in cash and accounts receivable offset by increases in accounts payable, accrued liabilities and unearned premium revenue resulting from growth in operations. Medical claims and benefits payable decreased from September 30, 1994, reflecting shifting membership, primarily in the Secure Horizons programs, to capitated arrangements, coupled with improvements in claims processing that result in faster payment and fewer claims awaiting adjudication and payment. For the year ended September 30, 1995, payments for physician and hospital capitation represented approximately 68 percent of total health care costs, an increase of four percent over 1994. Redesigned work processes and electronic data interface technologies resulted in more efficient and prompt payment of claims. While the expedited claims payment process is expected to reduce interest income, these operating efficiencies enhance the Company's ability to comply with certain HMO regulations.

  Cash generated from operations was $147 million, principally from net income and non-cash items including depreciation and amortization. In fiscal 1994, cash generated from operations of $288 million reflected net income, non-cash items and a $153 million increase in unearned premium revenue because October HCFA premiums were received in September. Because fiscal 1995 also reflects October HCFA premiums received in September, unearned premium revenue increased slightly over 1994, decreasing cash generated from operations by $141 million.

  The Company made acquisitions using $135 million of cash, decreasing the net purchases of marketable securities. The Company made capital expenditures of $25 million for the year ended September 30, 1995 primarily for computer equipment. The Company anticipates that the level of capital expenditures will increase in 1996 in connection with the Company's ongoing program of updating and enhancing its management information systems.

  In March 1995, the Company completed a public offering of 5,175,000 shares of its Class B Common Stock, of which 3,000,000 shares were sold by the Company and 2,175,000 share were sold by UniHealth. The Company received net proceeds of approximately $198 million for the sale of the 3,000,000 shares of Class B Common Stock after deducting underwriting discounts and commissions and expenses of the offering payable by the Company. The Company used approximately $186 million of the net proceeds to repay the amount outstanding under its line of credit (see Note 6 -

"Long Term Debt") and to replenish working capital used to pay for certain of the acquisitions (see Note 5 - "Acquisitions").

  The Company believes that its current capital resources, which includes the $250 million line of credit with B of A, are adequate to fund existing HMO operations, the introduction of new products and services and the continued development of its health-care related businesses (see Note 6 - "Long Term Debt" for a summary of the terms of the B of A Credit Line).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                Page
                                                                ----
     Consolidated Balance Sheets . . . . . . . . . . . . . .     20
     Consolidated Statements of Income . . . . . . . . . . .     21
     Consolidated Statements of Shareholders' Equity . . . .     22
     Consolidated Statements of Cash Flows . . . . . . . . .     23
     Notes to Consolidated Financial Statements. . . . . . .     25
     Report of Ernst & Young LLP Independent Auditors. . . .     35
     Quarterly Information for Fiscal Years 1995 and 1994
      (Unaudited). . . . . . . . . . . . . . . . . . . . . .     36

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30
(in thousands, except per share data)                              1995            1994
------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and equivalents                                       $  279,145      $  192,609
  Marketable securities                                         532,380         517,999
  Receivables, net                                              112,408          73,976
  Prepaid expenses                                                9,469           8,883
  Deferred income taxes                                          28,207          28,415
------------------------------------------------------------------------------------------
    Total current assets                                        961,609         821,882
------------------------------------------------------------------------------------------
Property, plant and equipment at cost, net of accumulated
  depreciation and amortization                                  99,276          97,018
Marketable securities - restricted                               23,108          15,994
Goodwill and intangible assets                                  295,794         167,085
Other assets                                                      5,585           3,569
------------------------------------------------------------------------------------------
                                                             $1,385,372      $1,105,548
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Medical claims and benefits payable:
    Medical claims payable                                   $  192,800      $  203,900
    Incentives payable to participating medical groups           80,600          83,700
    Future life and annuity policy benefits                      15,000          15,300
------------------------------------------------------------------------------------------
      Total medical claims and benefits payable                 288,400         302,900
------------------------------------------------------------------------------------------
  Accounts payable                                               21,699          17,000
  Accrued liabilities                                            74,685          47,110
  Accrued compensation and employee benefits                     45,415          37,737
  Income taxes payable                                            7,404           6,748
  Unearned premium revenue                                      195,413         170,970
  Long-term debt due within one year                              7,978           8,175
------------------------------------------------------------------------------------------
      Total current liabilities                                 640,994         590,640
------------------------------------------------------------------------------------------
Long-term debt due after one year                                11,949         101,137
Minority interest                                                   405             413
Commitments and contingencies
Shareholders' equity:
  Preferred shares, par value $1.00 per share; 10,000 shares
  authorized; none issued                                           --              --
  Class A common shares, par value $0.01 per share; 30,000
  shares authorized; 12,331 and 12,238 shares issued in 1995
  and 1994, respectively                                            123             122
  Class B common shares, par value $0.01 per share; 60,000
  shares authorized; 18,551 and 15,290 shares issued in 1995
  and 1994, respectively                                            186             153
  Additional paid-in capital                                    347,548         141,955
Unrealized gain on marketable securities net of taxes             4,944              --
Retained earnings                                               379,223         271,128
------------------------------------------------------------------------------------------
                Total shareholders' equity                      732,024         413,358
------------------------------------------------------------------------------------------
                                                             $1,385,372      $1,105,548
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30
(in thousands, except per share data)                        1995              1994             1993
------------------------------------------------------------------------------------------------------------
Revenue:
  Commercial premiums                                     $1,512,080        $1,237,411       $1,046,186
  Government premiums                                      2,170,885         1,618,145        1,153,964
  Other income                                                48,057            37,696           20,923
------------------------------------------------------------------------------------------------------------
    Total operating revenue                                3,731,022         2,893,252        2,221,073
------------------------------------------------------------------------------------------------------------

Expenses:
Health care services:
  Medical services                                         1,453,289         1,127,785          867,157
  Hospital services                                        1,264,002           968,605          766,770
  Other services                                             359,844           277,868          216,542
------------------------------------------------------------------------------------------------------------
    Total health care services                             3,077,135         2,374,258        1,850,469
Marketing, general and administrative expenses               498,445           394,620          279,865
Amortization of intangibles                                    7,199             3,444            3,495
------------------------------------------------------------------------------------------------------------
Operating income                                             148,243           120,930           87,244
Interest income                                               39,406            28,588           23,459
Interest expense                                              (5,549)           (4,050)          (2,376)
------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of a
 change in accounting principle                              182,100           145,468          108,327
Provision for income taxes                                    74,005            60,875           45,631
------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
 accounting principle                                        108,095            84,593           62,696
Cumulative effect on prior years of a change in
 accounting principle                                             --             5,658               --
------------------------------------------------------------------------------------------------------------

Net income                                                $  108,095        $   90,251       $   62,696
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Weighted average common shares and equivalents
 outstanding used to calculate earnings per share             29,864            28,004           27,847
------------------------------------------------------------------------------------------------------------
Earnings per share:
Before cumulative effect of a change in accounting
 principle                                                $     3.62        $     3.02       $    2.25
Cumulative effect on prior years of a change in
 accounting principle                                             --               .20              --
------------------------------------------------------------------------------------------------------------

Earnings per share                                        $     3.62        $     3.22       $    2.25
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

  See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                                                                                UNREALIZED
                                  CLASS A COMMON SHARES     CLASS B COMMON SHARES   ADDITIONAL    GAIN ON
                                  ---------------------     ---------------------    PAID-IN     MARKETABLE   RETAINED
(in thousands)                    OUTSTANDING    AMOUNT     OUTSTANDING    AMOUNT    CAPITAL     SECURITIES   EARNINGS     TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1992       11,946        $119       13,671      $137      $ 80,447      $    --     $118,181   $198,884
---------------------------------------------------------------------------------------------------------------------------------
Issuance of 1,600 shares of
 common stock in connection
 with public offering                    --         --         1,600        16        59,276           --           --     59,292
Issuance of common stock upon
 exercise of stock options              186          2           112         1         1,536           --           --      1,539
Issuance of common stock upon
 conversion of convertible
 debentures                               1         --             1        --            20           --           --         20
Tax benefit realized upon
 exercise of stock options               --         --            --        --         5,038           --           --      5,038
Purchase and retirement of
 common stock                            --         --          (261)       (3)       (8,172)          --           --     (8,175)
Net income                               --         --            --        --            --           --       62,696     62,696
---------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1993       12,133        121        15,123       151       138,145           --      180,877    319,294
---------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock upon
 exercise of stock options              105          1           181         2         2,323           --           --      2,326
Issuance of common stock
 under incentive plan                    --         --            21        --           849           --           --        849
Tax benefit realized upon
 exercise of stock options               --         --            --        --         1,715           --           --      1,715
Purchase and retirement of
 common stock                            --         --           (35)       --        (1,077)          --           --     (1,077)
Net income                               --         --            --        --            --           --       90,251     90,251
---------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1994       12,238        122        15,290       153       141,955           --      271,128    413,358
---------------------------------------------------------------------------------------------------------------------------------
Issuance of 3,000 shares of
 common stock in connection
 with public offering                    --         --         3,000        30       197,602           --           --    197,632
Issuance of common stock upon
 exercise of stock options               93          1           245         3         3,284           --           --      3,288
Issuance of common stock
 under incentive plan                    --         --            16        --         1,024           --           --      1,024
Tax benefit realized upon
 exercise of stock options               --         --            --        --         3,683           --           --      3,683
Cumulative effect of a change
 in accounting principle, net
 of taxes of $2,474                      --         --            --        --            --       (3,808)          --     (3,808)
Change in unrealized gains
 (losses), net of taxes of $5,516        --         --            --        --            --        8,752           --      8,752
Net income                               --         --            --        --            --           --      108,095    108,095
---------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1995       12,331       $123        18,551      $186      $347,548       $4,944     $379,223   $732,024
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30
(in thousands)                                                  1995          1994         1993
------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                 $ 108,095     $  90,251     $62,696
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                              21,436        17,913      11,916
     Amortization of intangibles                                 7,199         3,444       3,495
     Loss on disposal of property, plant and equipment           2,033           642       1,337
     Deferred income taxes                                      (2,834)       (9,411)      1,275
     Provision for doubtful accounts                               530           532       1,650
     Cumulative effect of a change in accounting principle          --        (5,658)         --
     Other                                                         114            45        (407)
     Changes in assets and liabilities net of effects from
      acquisitions:
        Accounts receivable                                    (27,458)      (15,607)    (16,433)
        Prepaid and other assets                                (2,489)        9,774      (5,715)
        Medical claims and benefits payable                    (19,093)       29,043      47,000
        Accounts payable                                          (153)       (5,819)      1,768
        Accrued liabilities                                     27,575         8,336      18,736
        Accrued compensation and employee benefits               7,678         9,249         994
        Income taxes payable                                       656         2,372       4,428
        Unearned premium revenue                                23,934       153,387       2,378
------------------------------------------------------------------------------------------------
        Net cash flows provided by operating activities        147,223       288,493     135,118
------------------------------------------------------------------------------------------------
Investing activities:
   Acquisitions, net of cash acquired                         (134,971)      (69,589)         --
   Purchase of property, plant and equipment                   (25,035)      (24,979)    (19,577)
   Purchase of marketable securities                            (6,395)     (113,415)   (161,971)
   Purchase) sale of marketable securities -- restricted        (7,114)          450        (206)
   Proceeds from sale of property, plant and equipment           3,056            --          32
------------------------------------------------------------------------------------------------
        Net cash flows used in investing activities           (170,459)     (207,533)   (181,722)
------------------------------------------------------------------------------------------------
Financing activities:
   Proceeds from issuance of common stock                      200,920         2,326      60,831
   Principal payments on long-term debt                       (174,483)       (5,212)     (2,927)
   Proceeds from borrowings of long-term debt                   83,335        82,350          --
   Purchase and retirement of common stock                          --        (1,077)     (8,175)
------------------------------------------------------------------------------------------------
        Net cash flows provided by financing activities        109,772        78,387      49,729
------------------------------------------------------------------------------------------------
Net increase in cash and equivalents                            86,536       159,347       3,125
Beginning cash and equivalents                                 192,609        33,262      30,137
------------------------------------------------------------------------------------------------
Ending cash and equivalents                                  $ 279,145     $ 192,609     $33,262
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

See accompanying notes.

YEARS ENDED SEPTEMBER 30
(in thousands)                                                  1995          1994         1993
------------------------------------------------------------------------------------------------
Supplemental cash flow information
   Cash paid during the year for:
      Income taxes                                           $  61,166     $  66,510     $40,295
      Interest                                               $   2,685     $   2,466     $ 1,865
------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and
 financing activities:
   Tax benefit realized upon exercise of stock options       $   3,683     $   1,715     $ 5,038
   Compensation awarded in Class B Common Stock              $   1,024           849     $    --
   Leases capitalized                                        $     392    $    4,063     $ 8,658
   Capital leases terminated                                 $      --    $        1     $    45
   Conversion of 7.50% subordinated convertible debentures   $      --    $       --     $    20
------------------------------------------------------------------------------------------------
Details of unrealized gain on marketable securities:
   Marketable securities                                     $   7,986    $       --     $    --
   Deferred taxes                                            $   3,042    $       --     $    --
------------------------------------------------------------------------------------------------
   Increase in shareholders' equity                          $   4,944    $       --     $    --
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Details of businesses acquired in purchase transactions:
   Fair value of assets acquired                             $ 152,456    $  130,323     $    --
   Less liabilities assumed or created, including
    notes to seller                                             15,909        42,587          --
------------------------------------------------------------------------------------------------
   Cash paid for acquisitions                                  136,547        87,736          --
   Cash acquired in acquisitions                                 1,576        18,147          --
------------------------------------------------------------------------------------------------
   Net cash paid for in acquisitions                         $ 134,971    $   69,589     $    --
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE REPORTING ENTITY

   a) Organization and Operations. PacifiCare Health Systems, Inc. (the "Company") owns and operates federally qualified health maintenance organizations ("HMOs"), which arrange health care services principally for a predetermined, prepaid periodic fee to enrolled subscriber groups through independent health care organizations under contract. The Company also offers certain specialty products and services to group purchasers and to other managed care organizations and their beneficiaries, including pharmacy benefit management, life and health insurance, behavioral health, Medicare risk management services and vision services, coordination of managed care products for multi-region employers, military health care management, workers' compensation managed care and health promotion. UniHealth, a California non-profit public benefit corporation owned approximately 44 percent and two percent of the Company's outstanding shares of Class A and Class B Common Stock, respectively, at September 30, 1995.

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

   b) Marketable Securities. As of October 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In connection with the adoption of SFAS No. 115, the Company determined that all marketable securities (which are comprised of municipal bonds, corporate notes, commercial paper and U.S. Treasury securities) held as of that date are available for sale. Accordingly, such securities are carried at fair value and unrealized gains or losses, net of applicable income taxes, are recorded in shareholders' equity. The Company also determined that these marketable securities are available for use in current operations and, accordingly, classified such securities as current assets without regard to the securities' contractual maturity dates. Prior to the adoption of SFAS No. 115, the Company carried marketable securities at cost, unless there was a permanent impairment of value. The adoption of SFAS No. 115 had no effect on net income, but decreased marketable securities as of October 1, 1994 by $6.3 million, decreased shareholders' equity by $3.8 million and increased deferred tax assets by $2.5 million.

   The Company is required by state regulatory agencies to set aside funds for the protection of their plan members in accordance with the laws of the various states in which they operate. Such funds are included in marketable securities-restricted (which are comprised of U.S. government securities and certificates of deposit held by trustees or state regulatory agencies). The Company determined that all marketable securities-restricted are held-to-maturity since the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities continue to be stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, and are classified as noncurrent assets.

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

   d) Goodwill and Intangible Assets. Goodwill and intangible assets represent principally the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill and intangible assets are amortized on a straight-line basis over periods not exceeding forty years. Net intangible assets totaling $0.8 million were written off in 1993, reducing earnings per share by approximately $0.03. These assets, which were related to the Company's life and health insurance subsidiary, were determined to have no continuing value. As of September 30, 1995 and 1994, accumulated amortization totaled $16.0 and $8.8 million, respectively.

   In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The statement also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 on October 1, 1996 and, based on current circumstances, does not believe the effect of the adoption will be material.

   e) Software Costs. Direct costs associated with the development of computer software are expensed as incurred. These costs totaled $12.1 million, $9.6 million and $7.0 million in 1995, 1994 and 1993, respectively.

   f) Premiums and Revenue Recognition. Prepaid health care premiums from the Company's HMOs' enrolled groups are reported as revenue in the month in which enrollees are entitled to receive health care. Premiums received prior to such period are recorded as unearned premium revenue. Funds received under the federal Medicare programs accounted for approximately 57 percent of the Company's premium revenue for each of the years ended September 30, 1995 and 1994 and 52 percent for the year ended September 30, 1993.

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

   h) Utilization Review and Case Management Services. The Company's HMOs conduct utilization review and case management programs to ensure that their providers deliver a consistent quality of care to members. The utilization review program essentially provides patients with second opinions, while the case management program assigns nurses to complicated, high-risk or chronic cases to evaluate and recommend treatment options to the patient and provider. The costs associated with providing these medical services are recorded in general and administrative expenses and totaled $14.6 million, $10.9 million and $8.9 million for the fiscal years ended September 30, 1995, 1994 and 1993, respectively.

   i) Earnings Per Share. Earnings per share are computed on the weighted average number of common shares outstanding each year. Outstanding stock options are common stock equivalents and are included in earnings per share computations.

   j) Taxes Based on Premiums and Income. Certain states in which the Company does business require the remittance of excise, per capita or premium taxes based upon a specified rate for enrolled members or a percentage of billed premiums. Such taxes may be levied in lieu of a state income tax. These amounts are recorded in general and administrative expenses and totaled $4.3 million, $4.0 million and $3.3 million for the fiscal years ended
September 30, 1995, 1994 and 1993.

     As of October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" and recorded a benefit for the cumulative effect prior to October 1, 1993 of the change in accounting principle of $5.7 million or approximately $0.20 per share.

3.  MARKETABLE SECURITIES

   The following table summarizes marketable securities as of September 30, 1995:


                                                                   GROSS         GROSS
                                                   AMORTIZED     UNREALIZED    UNREALIZED
 (amounts in thousands)                               COST         GAINS         LOSSES        FAIR VALUE
----------------------------------------------------------------------------------------------------------
 Marketable securities:
   U.S. Government and agency                       $120,756       $3,396      $   (63)         $124,089
   State and state agency                            107,483        1,454         (237)          108,700
   Municipal and local agency                        117,221        3,140           -            120,361
   Corporate debt and other securities               178,934        1,498       (1,202)          179,230
----------------------------------------------------------------------------------------------------------
 Total marketable securities                         524,394        9,488       (1,502)          532,380
----------------------------------------------------------------------------------------------------------
 Marketable securities - restricted:
   U.S. Government and agency                          5,595           11           -              5,606
   Corporate debt and other securities                17,513           -            -             17,513
----------------------------------------------------------------------------------------------------------
 Total marketable securities - restricted             23,108           11           -             23,119
----------------------------------------------------------------------------------------------------------
 Total marketable securities                        $547,502       $9,499     $(1,502)          $555,499
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

   As of September 30, 1995, the contractual maturities of the Company's marketable securities were as follows:


                                                                       MARKETABLE SECURITIES-
                                            MARKETABLE SECURITIES           RESTRICTED
                                            AMORTIZED                AMORTIZED
 (amounts in thousands)                       COST      FAIR VALUE      COST        FAIR VALUE
------------------------------------------------------------------------------------------------
 Due in one year or less                    $118,332     $118,011     $21,655        $21,661
 Due after one year through five years       259,938      261,575       1,453          1,458
 Due after five years through ten years      120,301      126,120         -              -
 Due after ten years                          25,823       26,674         -              -
------------------------------------------------------------------------------------------------
                                            $524,394     $532,380     $23,108        $23,119
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


   During the year ended September 30, 1995, proceeds from sales and maturities of marketable securities were $2.7 billion, resulting in gross realized gains of $6.0 million and realized losses of $6.8 million. Realized gains and losses are included in investment income under the specific identification method.

4.  PROPERTY, PLANT AND EQUIPMENT

   The following table summarizes the components of property, plant and equipment:



 SEPTEMBER 30
 (in thousands)                                      1995          1994
--------------------------------------------------------------------------
 Land                                              $12,060       $14,533
 Buildings and improvements                         33,994        30,087
 Furniture, fixtures and equipment                  91,304        74,148
 Leasehold improvements                             15,620        10,509
 Capital leases                                     18,357        17,526
 Construction in progress                            1,082         2,717
--------------------------------------------------------------------------
                                                   172,417       149,520
 Less accumulated depreciation and amortization     73,141        52,502
--------------------------------------------------------------------------
 Net property, plant and equipment                $ 99,276      $ 97,018
--------------------------------------------------------------------------
--------------------------------------------------------------------------


5.  ACQUISITIONS

   The Company completed several acquisitions in the years ended September 30, 1995 and 1994. During fiscal 1995, the Company made the following acquisitions (the "1995 Acquisitions"): (i) Preferred Solutions, a San Jose-based pharmacy benefit management company, in January 1995; (ii) ValuCare, a Fresno, California-based HMO with approximately 67,000 members in March 1995; and (iii) the membership of Pacific Health Plans, a Washington-based HMO, with approximately 33,000 members in March 1995.

   During fiscal 1994, the Company made the following acquisitions (the "1994 Acquisitions"): (i) Freedom Plan, Inc., a Santa Barbara, California-based HMO, with approximately 14,000 members in October 1993; (ii) California Dental Health Plan, Inc., a southern California-based dental HMO and its affiliate, Dental Plan Administrators, a third party administrator, in November 1993; (iii) Advantage Health Plans, Inc., a southern Florida-based HMO, with approximately 20,000 members in December 1993; (iv) Network Health Plan, Inc., a Washington-based health care service contractor, with approximately 28,000 members in February 1994; and (v) Pasteur Health Plans, Inc., a southern Florida-based HMO, with approximately 50,000 members in August 1994. The 1994 and the 1995 Acquisitions shall together be referred to herein as the "Acquisitions" and the companies acquired through the Acquisitions shall be referred to as the "Acquired Companies."

   The total purchase price for the Acquisitions, including contingent purchase payments, was approximately $220.0 million. Based on the fair values of the assets and liabilities of the Acquired Companies, the preliminary estimate of excess purchase price is approximately $220.4 million. A final allocation of purchase price will be determined when appraisals and other studies are completed. The Acquisitions have been accounted for as purchases and the operating results of each completed acquisition are included in the consolidated financial statements from the date of purchase.

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


 YEARS ENDED SEPTEMBER 30
 (Unaudited)
 (Amounts in thousands, except per share amounts)             1995             1994
----------------------------------------------------------------------------------------
 Premium revenue                                          $3,752,959        $3,067,329
 Total operating revenue                                  $3,801,684        $3,112,121
 Pretax income                                              $177,925        $  129,334
 Net income (1)                                             $105,100        $   78,862
 Earnings per share (1)                                   $     3.52        $     2.82
----------------------------------------------------------------------------------------

(1) The unaudited pro forma income before cumulative effect of a change in accounting principle for the year ended September 30, 1994 was $73.2 million or $2.62 per share. The unaudited pro forma cumulative effect on prior years of a change in accounting principle for the year ended September 30, 1994 is $5.7 million or $0.20 per share (see Note 2j of the Notes to Consolidated Financial Statements).



6.  LONG-TERM DEBT

   Long-term debt consists of the following components:



 SEPTEMBER 30
 (in thousands)                                                                 1995           1994
------------------------------------------------------------------------------------------------------
 8.80% privately placed senior debt, due in annual installments of
   $3,750 through November 1997                                               $11,250       $ 15,000
 Capitalized lease obligations                                                  5,655          9,745
 Revolving line of credit                                                         -           82,350
 Other long-term debt                                                           3,022          2,217
------------------------------------------------------------------------------------------------------
                                                                               19,927        109,312
 Less amounts due within one year                                               7,978          8,175
------------------------------------------------------------------------------------------------------

 Long-term debt due after one year                                            $11,949       $101,137
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


   In November 1994, the Company established a $250.0 million revolving line of credit with Bank of America National Trust and Saving Association and a
syndicate of banks (the "B of A Credit Line").   The B of A Credit Line has a
five year term with interest payable at a rate per annum equal to the London Interbank Offered Rate plus a margin. The B of A Credit Line is subject to, among other things, certain financial covenants, including a fixed charge ratio and a leverage ratio. The B of A Credit Line may be extended beyond its five year term but not beyond November 30, 2001. In November 1994, the Company borrowed $82.3 million under the B of A Credit Line to pay the balance owed on the syndicated $130.0 million credit line with The Chase Manhattan Bank, N.A. The amount outstanding under the B of A Credit Line was repaid in March 1995 from the proceeds of the sale of the Company's Class B Common Stock, par value $0.01 per share (the "Class B Common Stock") (see Note 7 - "Shareholders' Equity").

   As of September 30, 1995, the maturities of long-term debt for the years following 1995 are as follows:



 YEARS ENDING SEPTEMBER 30
 (in thousands)
-----------------------------------------------------------------------------
 1996                                                               $7,978
 1997                                                                6,264
 1998                                                                4,112
 1999                                                                  111
 2000                                                                   32
 Thereafter                                                          1,430
-----------------------------------------------------------------------------
                                                                   $19,927
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


   Capitalized leases relate to equipment included in the accompanying consolidated balance sheets at a cost of $18.4 million and $17.5 million at September 30, 1995 and 1994, respectively. Accumulated amortization related to this equipment totaled $12.8 million and $8.2 million at September 30, 1995 and 1994, respectively. These leases require future payments including interest totaling $8.4 million at September 30, 1995 through the end of the lease terms.

7.  SHAREHOLDERS' EQUITY

   The authorized capital stock of the Company consists of 30 million shares of the Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), 60 million shares of the Class B Common Stock and 10 million shares of Preferred Stock, par value $1.00 per share (the "Preferred Stock"). As of November 1, 1995, there were 12,331,408 shares of the Class A Common Stock outstanding, 18,551,697 of the Class B Common Stock outstanding and no shares of Preferred Stock outstanding. Holders of the Class A Common Stock have one vote per share while holders of the Class B Common Stock have no voting rights other
than as required by Delaware law.   Holders of the Class A Common Stock and
Class B Common Stock are entitled to equal per share cash and stock dividends, if any, distributions upon liquidation of the Company and consideration in a merger or consolidation of the Company.

   In March 1995, the Company completed a public offering of 5,175,000 shares of its Class B Common Stock, of which 3,000,000 shares were issued and sold by the Company and 2,175,000 shares were sold by UniHealth. The sale of 4,500,000 shares of the Class B Common Stock closed on March 23, 1995 with the sale of the additional 675,000 shares of the Class B Common Stock occurring on March 29, 1995 pursuant to the exercise of the underwriters' over-allotment option.

   The Company received net proceeds of approximately $197.6 million from the sale of the 3,000,000 shares of Class B Common Stock after deducting underwriting discounts and commissions and expenses of the offering payable by the Company. The Company did not receive any of the proceeds from the sale of shares of Class B Common Stock by UniHealth. The Company used approximately $186.0 million of the net proceeds to repay the amount outstanding under its B of A Credit Line and to replenish working capital used to pay for certain of the Acquisitions (see Note 5 - "Acquisitions").

   In December 1994, the Company completed a public offering of 90,000 shares of its Class B Common Stock to certain physician groups which currently contract with the Company. Each group has entered into an irrevocable obligation to purchase a fixed number of shares of the Class B Common Stock over a five year period beginning May 1, 1996 at $64.88 per share.

   On December 13, 1993, UniHealth completed a public offering of 575,000 shares of the Company's Class A Common Stock. The Company did not receive any of the proceeds from this offering.

   In November 1992, the Company completed a public offering of 3,200,000 shares of Class B Common Stock, of which 1,600,000 shares were sold by the Company and 1,600,000 shares were sold by UniHealth. The net proceeds received by the Company were approximately $59 million after deducting underwriting discounts and commissions, and expenses of the offering.

8.  TRANSACTIONS WITH RELATED PARTIES

   The Company purchased health care services from hospitals owned and managed by UniHealth totaling $70.6 million, $61.5 million and $55.5 million for the years ended September 30, 1995, 1994 and 1993, respectively. Under the terms of a management arrangement with UniHealth, the Company paid $0.7 million, $0.8 million and $1.2 million for management fees, payroll processing services and other services in the years ended September 30, 1995, 1994 and 1993, respectively.

   UniHealth purchased health care coverage from the Company in the amounts of $12.0 million, $10.0 million and $7.3 million for the years ended September 30, 1995, 1994 and 1993, respectively. Amounts receivable from UniHealth were $0.9 million and $1.0 million at September 30, 1995 and 1994, respectively.

     Joseph S. Konowiecki, the secretary and general counsel of the Company, is the sole shareholder of Joseph S. Konowiecki, Inc., a California professional corporation, which is a partner of the law firm of Konowiecki & Rank. The Company purchased legal services from Konowiecki & Rank in the amounts of $3.2 million, $3.1 million and $2.3 million for the years ended September 30, 1995, 1994 and 1993, respectively. The amount payable to Konowiecki & Rank was $0.2 million at September 30, 1995 and 1994.

9.  INCOME TAXES

  Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


SEPTEMBER 30
(IN THOUSANDS)                                          1995            1994
--------------------------------------------------------------------------------
Deferred tax assets:
  Accrued health care costs                            $15,147          $ 8,363
  Accrued compensation                                   8,682            9,574
  Accrued expenses                                       4,761            5,644
  State franchise taxes                                  3,121            2,758
  Capital leases                                           708            2,974
  Depreciation                                             693               --
  Other assets                                             485            1,434
--------------------------------------------------------------------------------
Total deferred tax assets                               33,597           30,747

Deferred tax liabilities:
  Unrealized gain on marketable securities              (3,042)              --
  Prepaid expense                                       (1,445)              --
  Other liabilities                                       (903)            (741)
  Depreciation                                              --           (1,591)
--------------------------------------------------------------------------------
Net deferred tax assets                                $28,207          $28,415
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The provision for income taxes for the years ended September 30, 1995, 1994 and 1993, consists of the following components:

YEARS ENDED SEPTEMBER 30
(in thousands)                                        1995         1994         1993
Current:
  Federal                                           $62,912      $58,036      $35,324
  State                                              13,927       12,250        9,032
---------------------------------------------------------------------------------------
  Total current                                      76,839       70,286       44,356
Deferred:
  Federal                                            (2,444)      (9,349)       1,275
  State                                                (390)         (62)          --
---------------------------------------------------------------------------------------
  Total deferred                                     (2,834)      (9,411)       1,275
---------------------------------------------------------------------------------------
Provision for income taxes                          $74,005      $60,875      $45,631
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

     The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before income taxes:


YEARS ENDED SEPTEMBER 30
(in thousands)                                      1995      1994      1993
--------------------------------------------------------------------------------
Computed expected provision                         35.0%     35.0%     34.8%
State taxes, net of federal benefit                  4.9       5.4       5.4
Tax exempt interest                                 (2.2)     (1.9)     (1.7)
Amortization of intangibles                          1.1       0.7       1.0
Changes in unrecognized deferred tax benefits        0.2      (0.3)      2.2
Other, net                                           1.6       2.9       0.4
--------------------------------------------------------------------------------
Provision for income taxes                          40.6%     41.8%     42.1%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Company and its subsidiaries file a consolidated Federal income tax return. The Company also files a combined California franchise tax return with its subsidiaries.

     Prior to the change in accounting principle, the sources of deferred tax items and the corresponding tax effects during the year ended September 30, 1993 were as follows:

YEARS ENDED SEPTEMBER 30
(in thousands)                                                            1993
--------------------------------------------------------------------------------
Depreciation                                                            $ 2,803
Medical claims and benefits payable                                       1,482
Performance incentives                                                      942
State franchise taxes                                                      (141)
Capital leases                                                           (2,322)
Other, net                                                               (1,489)
--------------------------------------------------------------------------------
                                                                        $ 1,275
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

10.  EMPLOYEE BENEFIT PLANS

  a) Savings and Profit-Sharing Plan. The Company has an employee profit-sharing plan (the "Plan") covering substantially all full-time employees, which provides for annual contributions by the Company of two percent of the annual compensation of employees and additional amounts determined by the Board of Directors which are generally based upon a percentage of pretax income. Employees may defer up to twelve percent of their annual compensation under the Plan, with the Company matching one-half of the deferred amount, up to a maximum of three percent of annual compensation. Amounts charged to expense applicable to the Plan were $14.3 million, $10.3 million and $7.8 million for the years ended September 30, 1995, 1994 and 1993, respectively.

  b) Stock Option Plans. The Company has granted stock options for employees and Directors under various plans including the Stock Option Plan for Executive and Key Employees, as amended (the "1985 Plan"), the Second Amended and Restated 1989 Stock Option Plan for Officers and Key Employees, as amended (the "1989 Employee Plan"), the 1989 Non-Officer Directors Stock Option Plan (the "1989 Director Plan") and the 1992 Non-Officer Directors Stock Option Plan (the "1992 Director Plan").

  Grants under the 1985 Plan and 1989 Director Plan were suspended. The total number of shares of common stock which may be granted as incentive stock options, non-qualified stock options ("NQSOs"), stock appreciation rights ("SARs") and stock payments under the 1989 Employee Plan is approximately 653,500. Options may be granted for a term of up to ten years at a price not less than 100 percent of the fair market value of the common stock at the time of grant.

  The 1992 Director Plan provides for a maximum of 140,000 shares of Class B Common Stock issuable upon the exercise of NQSQs granted to eligible non-officer Directors of the Company. Non-officer Directors of the Company who are not eligible to receive options under the 1989 Employee Plan are eligible to receive NQSQs under the 1992 Director Plan.

  The following table summarizes the activity in NQSQs under the 1985 Plan, the 1989 Employee Plan, the 1989 Director Plan and the 1992 Director Plan for the years ended September 30, 1995 and 1994:

                                                                    NON-QUALIFIED STOCK OPTIONS
-------------------------------------------------------------------------------------------------------------------
 YEARS ENDED SEPTEMBER 30,                     CLASS A                           CLASS B
  1995 AND 1994                                 STOCK         EXERCISE PRICE      STOCK          EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
 OUTSTANDING AT SEPTEMBER 30, 1993             560,059        $ 1.63 - $19.75      922,089        $ 1.63 - $44.75
 Granted                                            --        $   -- - $   --      588,400        $37.75 - $53.75
 Exercised                                     104,649        $ 1.63 - $17.25      180,645        $ 1.63 - $40.25
 Canceled                                        4,126        $17.25 - $17.25       25,005        $17.25 - $40.50
-------------------------------------------------------------------------------------------------------------------
 OUTSTANDING AT SEPTEMBER 30, 1994             451,284        $ 1.63 - $19.75    1,304,839        $ 1.63 - $53.75
 Granted                                            --        $   -- - $   --      743,700        $65.56 - $66.75
 Exercised                                      93,375        $ 1.63 - $19.75      245,233        $ 1.63 - $53.75
 Canceled                                          825        $17.25 - $19.75      110,995        $17.25 - $66.75
-------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT SEPTEMBER 30, 1995              357,084        $ 1.63 - $19.75    1,692,311        $ 1.63 - $66.75
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------



  At September 30, 1995, approximately 2,049,575 shares were reserved for issuance upon the exercise of outstanding options. As of that date, options were exercisable for 342,984 shares of Class A Common Stock at exercise prices of $1.63 - $19.75 per share and 394,289 shares of Class B Common Stock at exercise prices of $1.63 - $66.75. No SARs have been awarded under the 1989 Employee Plan.

  c) Performance Incentive Programs. The Company has a long-term performance incentive program, under which all executive officers of the Company and certain officers and key employees of the Company and its subsidiaries are eligible to participate. Incentive compensation is based on the achievement of objectives established by the Compensation Committee (the "Committee") of the Board of Directors and approved by the shareholders of the Company. For fiscal years ended September 30, 1995, 1994 and 1993, the incentive compensation expense for this program was $3.0 million, $2.5 million and $1.9 million, respectively.

  The Company also has an annual incentive compensation program. All executive officers of the Company or any subsidiary of the Company are eligible to participate and any officer or full-time employee of the Company or any subsidiary of the Company, determined by the Committee to have a direct, significant and measurable impact on the attainment of the Company's or subsidiary's annual growth and profitability objectives is eligible to participate. Amounts charged to expense for the annual compensation program were $2.7 million, $7.0 million and $2.2 million for the years ended September 30, 1995, 1994 and 1993, respectively.




11.  COMMITMENTS AND CONTINGENCIES

  a) Lease Commitments. The Company leases office space and equipment under various non-cancelable operating leases. Rental expense for the years ended September 30, 1995, 1994 and 1993 totaled $18.3 million, $10.2 million and $8.1 million, respectively. Future minimum lease payments under operating leases at September 30, 1995 are as follows:



 YEARS ENDING SEPTEMBER 30
 (in thousands)
------------------------------------------------------------------------------
 1996                                                               $20,658
 1997                                                                17,275
 1998                                                                10,359
 1999                                                                 5,706
 2000                                                                 4,159
 Thereafter                                                           5,169
------------------------------------------------------------------------------
                                                                    $63,326
------------------------------------------------------------------------------
------------------------------------------------------------------------------


  b) Employment Agreements. The Company has entered into employment agreements with the President of the Company and certain other executive officers. The agreements contain provisions that would entitle each to receive severance benefits which are payable if employment is terminated for various reasons, including termination following a change of ownership or control of the Company as defined by the agreements. The maximum contingent liability for severance payments that the Company would be required to make under the employment agreements (excluding amounts which may be payable under incentive plans and the value of certain benefits) would be approximately $7.4 million at September 30, 1995.

  c) Litigation. The Company is involved in legal actions in the normal course of business, some of which seek substantial monetary damages, including claims for punitive damages which are not covered by insurance. After review, including consultation with counsel, management believes any ultimate liability in excess of amounts accrued which could arise from the actions would not materially affect the Company's consolidated financial position, results of operations or cash flows.

12.  INTEREST RATE SWAP AGREEMENTS

  The Company has entered into interest rate swaps to reduce the impact of changes in interest rates on a portion of its investments in marketable securities. Interest rate swaps are contractual agreements between the Company and third parties to exchange floating interest rate payments periodically over the life of the agreements without the exchange of the underlying principal amounts ("notional amounts"). At September 30, 1995, the total notional amount of such agreements with off-balance sheet risk was $150.0 million. At September 30, 1995, the fair value of such agreements, representing the estimated amount the Company would receive to terminate the agreement based on current interest rates, was not significant.


13.  CONCENTRATIONS OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities, interest rate swap agreements and commercial premiums receivable. The Company's short-term investments in marketable securities are managed by professional investment managers within guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. The interest rate swap agreements contain an element of risk that the counter parties may be unable to meet the terms of the agreement. However, the Company minimizes such risk exposure for interest rate swap agreements by limiting the counterparties to major financial institutions. As of September 30, 1995, in Management's opinion, the Company had no significant concentrations of credit risk.

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


The Board of Directors and Shareholders
PacifiCare Health Systems, Inc.

  We have audited the accompanying consolidated balance sheets of PacifiCare Health Systems, Inc. as of September 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PacifiCare Health Systems, Inc. as of September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 2 to the Consolidated Financial Statements, as of October 1, 1994 the Company changed its method of accounting for marketable securities.

                                 ERNST & YOUNG LLP


Los Angeles, California
November 10, 1995

QUARTERLY INFORMATION FOR FISCAL YEARS 1995 AND 1994 (UNAUDITED)



                                                                 THREE MONTHS ENDED
                                             ------------------------------------------------------------
 (in thousands, except per share amounts)       DEC. 31         MARCH 31       JUNE 30        SEPT. 30
---------------------------------------------------------------------------------------------------------
 YEAR ENDED SEPTEMBER 30, 1995
---------------------------------------------------------------------------------------------------------
 Operating revenue                              $821,614         $912,766      $981,236      $1,015,406
 Operating expenses                              790,748          875,318       941,650         975,063
 Interest income, net                              3,217            8,594        11,281          10,765
---------------------------------------------------------------------------------------------------------
 Income before income taxes                       34,083           46,042        50,867          51,108
 Provision for income taxes                       14,026           18,683        20,619          20,677
---------------------------------------------------------------------------------------------------------
 Net income                                      $20,057          $27,359       $30,248         $30,431
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
 Earnings per share(1)                           $  0.71          $  0.96       $  0.97         $  0.98
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
 Membership(2)                                     1,405            1,526         1,682           1,757
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------
 YEAR ENDED SEPTEMBER 30, 1994
---------------------------------------------------------------------------------------------------------
 Operating revenue                              $645,748         $714,424      $752,259        $780,821
 Operating expenses                              625,411          683,591       713,234         750,086
 Interest income, net                              5,603            5,777         6,617           6,541
---------------------------------------------------------------------------------------------------------
 Income before income taxes and
   cumulative effect of a change in
   accounting principle                           25,940           36,610        45,642          37,276
 Provision for income taxes                       11,201           15,766        18,846          15,062
---------------------------------------------------------------------------------------------------------
 Income before cumulative effect of a
   change in accounting principle                 14,739           20,844        26,796          22,214
 Cumulative effect on prior years of a
   change in accounting principle                  5,658               --            --              --
---------------------------------------------------------------------------------------------------------
 Net income                                      $20,397          $20,844       $26,796         $22,214
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
 Earnings per share:
   Before cumulative effect of a change in
     accounting principle                        $  0.53          $  0.75       $  0.95         $  0.79
   Cumulative effect on prior years of a
     change in accounting principle                 0.20               --            --              --
---------------------------------------------------------------------------------------------------------
 Earnings per share(1)                           $  0.73          $  0.75       $  0.95         $  0.79
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
 Membership(2)                                     1,149            1,227         1,255           1,358
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


(1) The results for the quarter ended June 30, 1994 includes $0.18 of positive reserve adjustments which are described in Management's Discussion and Analysis on page 16.

(2)  Membership as of quarter-end.


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

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is contained in the Company's 1995 Proxy Statement and is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by Item 11 is contained in the Company's 1995 Proxy Statement and is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is contained in the Company's 1995 Proxy Statement and is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is contained in the Company's 1995 Proxy Statement and is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1995.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

  The following documents are filed as part of this report. Consolidated financial statements and notes thereto are included in Part II, Item 8 of this
Report:

                                                                                 PAGE REFERENCE
   (a)1.  Financial Statements:
          Consolidated Balance Sheets as of September 30, 1995 and 1994...............20
          Consolidated Statements of Income for the years ended
            September 30, 1995, 1994 and 1993.........................................21
          Consolidated Statements of Shareholders' Equity for the years ended September 30, 1995, 1994 and 1993...................................22
          Consolidated Statements of Cash Flows for the years ended
            September 30, 1995, 1994 and 1993.........................................23
          Notes to Consolidated Financial Statements..................................25
          Report of Ernst & Young LLP Independent Auditors............................35
          Quarterly Information for Fiscal Years 1995 and 1994 (Unaudited)............36

     2.   Financial Statement Schedule:
            Schedule II - Valuation and Qualifying Accounts...........................42


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

          3.4     Bylaws of the Company [ incorporated by reference to Exhibit
                  3.4 to the Company's Form 10-K for the year ended September
                  30, 1994].

          3.5 First Amendment to the Bylaws of the Company [incorporated by reference to Exhibit 3.5 to the Company's Form 10-K for the year ended September 30, 1994].

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

          10.2    Employment Agreement, dated December 1, 1994, between the
                  Company and Alan Hoops [incorporated by reference to Exhibit
                  10.2 to the Company's Form 10-Q for the quarter ended December
                  31, 1994].(1)

          10.3    Employment Agreement, dated December 12, 1994, between the
                  Company and Jeffrey Folick [incorporated by reference to
                  Exhibit 10.3 to the Company's Form 10-Q for the quarter ended
                  December 31, 1994].(1)

          10.4    Employment Agreement, dated February 22, 1990, between the
                  Company and Wayne Lowell, as amended June 5, 1992
                  [incorporated by reference to Exhibit 28.3 to the Company's
                  Registration Statement on Form S-3 (File No. 33-52438)].(1)

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

          10.7 Management Consulting Agreement, dated as of October 1, 1991, between the Company and UniHealth [incorporated by reference to Exhibit 28.6 to the Company's Registration Statement on
                  Form S-3 (File No. 33-52438)].

          10.8    Second Amended and Restated 1989 Stock Option Plan for
                  Officers and Key Employees, as amended [incorporated by reference to Exhibit A to the Company's Proxy Statement, dated
                  January 26, 1992.(1)

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

          10.12   Credit Agreement, dated as of November 30, 1994, among
                  PacifiCare Health Systems, Inc., the financial institutions named therein, The Chase Manhattan Bank, Citicorp USA, Inc.
                  and Nationsbank of Texas, N.A., as Co-Agents and Bank of America, National Trust and Savings Association, as
                  Administrative Agent [incorporated by reference to Exhibit
                  10.1 to the Company's Form 10-Q for the quarter ended December
                  31, 1994].

          10.13   Contribution and Indemnification Agreement, dated March 16,
                  1995 between the Company and UniHealth [incorporated by reference to Exhibit 10.1 to the Company's Registration
                  Statement on Form S-3 (File No. 33-57783)].



          10.14   The PacifiCare Health Systems, Inc. Statutory Restoration
                  Plan.(1)

          10.15   PacifiCare Health Systems, Inc. Nonemployee Director
                  Compensation and Retirement Plan.(1)

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

                                     PACIFICARE HEALTH SYSTEMS, INC.


Date: November 22, 1995         By  /s/         ALAN HOOPS
                                ---------------------------------------------
                                           Alan Hoops, President
                                         and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING
PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON
THE DATES INDICATED.


               SIGNATURE                         TITLE                          DATE
               ---------                         -----                          ----
/s/       TERRY HARTSHORN                Chairman of the Board             November 22, 1995
-----------------------------------
          Terry Hartshorn

                                               President,
                                        Chief Executive Officer,
                                             and Director
/s/         ALAN HOOPS                (Principal Executive Officer)        November 22, 1995
-----------------------------------
            Alan Hoops


                                        Executive Vice President,
                                      Chief Administrative Officer
                                       and Chief Financial Officer
/s/         WAYNE LOWELL              (Principal Financial Officer)        November 22, 1995
-----------------------------------
            Wayne Lowell


                                       Senior Vice President and
                                         Corporate Controller
/s/     FRED V. RYDER, JR.           (Principal Accounting Officer)        November 22, 1995
-----------------------------------
        Fred V. Ryder, Jr.


/s/     JEAN BIXBY SMITH                      Director                     November 22, 1995
-----------------------------------
        Jean Bixby Smith


/s/    DAVID R. CARPENTER                     Director                     November 22, 1995
-----------------------------------
       David R. Carpenter


/s/      GARY L. LEARY                        Director                     November 22, 1995
-----------------------------------
         Gary L. Leary


/s/   WARREN E. PINCKERT II                   Director                     November 22, 1995
-----------------------------------
      Warren E. Pinckert II


/s/       DAVID A. REED                       Director                     November 22, 1995
-----------------------------------
          David A. Reed


/s/         LLOYD ROSS                        Director                     November 22, 1995
-----------------------------------
            Lloyd Ross


                 PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (amounts in thousands)


                                                    ADDITIONS
                                            ----------------------------
                           BALANCE AT       CHARGED TO        CHARGED TO                          BALANCE AT
                           BEGINNING        COSTS AND           OTHER          DEDUCTIONS/          END OF
DESCRIPTION                OF PERIOD         EXPENSES          ACCOUNTS        WRITE-OFFS           PERIOD
------------------------------------------------------------------------------------------------------------
Allowance for
  Doubtful Accounts

Year ended
  September 30, 1995       $  558             $  530            $1,498           $1,896             $  690
                          ----------------------------------------------------------------------------------
                          ----------------------------------------------------------------------------------
Year ended
  September 30, 1994       $1,155             $  532            $  263           $1,392             $  558
                          ----------------------------------------------------------------------------------
                          ----------------------------------------------------------------------------------
Year ended
  September 30, 1993       $1,698             $1,650            $  546           $2,739             $1,155
                          ----------------------------------------------------------------------------------
                          ----------------------------------------------------------------------------------