Form 10-K/A
period 1995-09-30
PACIFICARE HEALTH SYSTEMS INC
filed 1995-12-05
CIK 766456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-K/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE REPORTING ENTITY


   a) Organization and Operations. PacifiCare Health Systems, Inc. (the "Company") owns and operates federally qualified health maintenance organizations ("HMOs"), which arrange health care services principally for a predetermined, prepaid periodic fee to enrolled subscriber groups through independent health care organizations under contract. The Company also offers certain specialty products and services to group purchasers and to other managed care organizations and their beneficiaries, including pharmacy benefit management, life and health insurance, behavioral health, Medicare risk management services and vision services, coordination of managed care products for multi-region employers, military health care management, workers' compensation managed care and health promotion. UniHealth, a California non-profit public benefit corporation owned approximately 48 percent and two percent of the Company's outstanding shares of Class A and Class B Common Stock, respectively, at September 30, 1995.


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


  The 1992 Director Plan provides for a maximum of 140,000 shares of Class B Common Stock issuable upon the exercise of NQSOs granted to eligible non-officer Directors of the Company. Non-officer Directors of the Company who are not eligible to receive options under the 1989 Employee Plan are eligible to receive NQS0s under the 1992 Director Plan.

  The following table summarizes the activity in NQSOs under the 1985 Plan, the 1989 Employee Plan, the 1989 Director Plan and the 1992 Director Plan for the years ended September 30, 1995 and 1994:


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

                                  SIGNATURES

  Pursuant to the requirements of the Section 12 of the Securities Exchange
Act of 1934, the Registrant has duly caused this Amendment 1 to the 10-K dated November 22, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PACIFICARE HEALTH SYSTEMS, INC.


Date: December 5, 1995                 By  /s/         ALAN HOOPS
                                       ----------------------------------------
                                                  Alan Hoops, President
                                               and Chief Executive Officer