Form 10-Q
period 1995-12-31
PACIFICARE HEALTH SYSTEMS INC
filed 1996-02-12
CIK 766456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ___      ___

As of February 1, 1996, there were 12,358,508 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 18,641,878 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Part 1: FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS




PacifiCare Health Systems, Inc.
Condensed Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------

                                                                               December 31,     September 30,
(Amounts in thousands,                                                            1995              1995
 except per share data)                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and equivalents                                                        $   357,290        $   279,145
   Marketable securities                                                           541,017            532,380
   Receivables, net                                                                114,826            112,408
   Prepaid expenses                                                                  8,463              9,469
   Deferred income taxes                                                            25,229             28,207
----------------------------------------------------------------------------------------------------------------
       Total current assets                                                      1,046,825            961,609
----------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                  99,292             99,276
Marketable securities - restricted                                                  23,932             23,108
Goodwill and intangible assets                                                     293,575            295,794
Other assets                                                                         4,832              5,585
----------------------------------------------------------------------------------------------------------------
                                                                               $ 1,468,456        $ 1,385,372
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
   Medical claims and benefits payable                                         $   324,400        $   288,400
   Accounts payable and accrued liabilities                                        146,659            149,203
   Unearned premium revenue                                                        214,342            195,413
   Long-term debt due within one year                                                3,806              7,978
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                   689,207            640,994
----------------------------------------------------------------------------------------------------------------
Long-term debt due after one year                                                   11,063             11,949
Minority interest                                                                      405                405
Shareholders' equity:
   Preferred shares, par value $1.00 per share; 10,000 shares
       authorized; none issued                                                          --                 --
   Class A common shares, par value $0.01 per share; 30,000
       shares authorized; 12,359 and 12,331 issued at
       December 31, 1995 and September 30, 1995, respectively                          124                123
   Class B common shares, par value $0.01 per share; 60,000
       shares authorized; 18,628 and 18,551 issued at
       December 31, 1995 and September 30, 1995, respectively                          186                186
   Additional paid-in capital                                                      351,835            347,548
   Unrealized gains on available-for-sale securities, net of taxes                   8,434              4,944
   Retained earnings                                                               407,202            379,223
----------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                  767,781            732,024
----------------------------------------------------------------------------------------------------------------
                                                                               $ 1,468,456        $ 1,385,372
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

See accompanying notes.


PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                      Three months ended
                                                                                          December 31,
(Amounts in thousands,                                                         ---------------------------------
 except per share data)                                                             1995               1994
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Revenue:
   Commercial premiums                                                         $   431,074        $   332,438
   Government premiums (Medicare and Medicaid)                                     621,397            477,595
   Other income                                                                     11,853             11,581
----------------------------------------------------------------------------------------------------------------
       Total operating revenue                                                   1,064,324            821,614
----------------------------------------------------------------------------------------------------------------

Expenses:
Health care services:
   Medical services                                                                422,333            322,484
   Hospital services                                                               370,696            279,267
   Other services                                                                  101,680             74,548
----------------------------------------------------------------------------------------------------------------

       Total health care services                                                  894,709            676,299
----------------------------------------------------------------------------------------------------------------

Marketing, general and administrative expenses                                     132,257            113,191
Amortization of intangibles                                                          2,274              1,258
----------------------------------------------------------------------------------------------------------------


Operating income                                                                    35,084             30,866
Interest income                                                                     12,262              4,901
Interest expense                                                                      (513)            (1,684)
----------------------------------------------------------------------------------------------------------------

Income before income taxes                                                          46,833             34,083
Provision for income taxes                                                          18,854             14,026
----------------------------------------------------------------------------------------------------------------

Net income                                                                     $    27,979        $    20,057
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Weighted average common shares and equivalents
   outstanding used to calculate earnings per share                                 31,648             28,231
----------------------------------------------------------------------------------------------------------------

Earnings per share                                                             $      0.88        $      0.71
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

See accompanying notes.


PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                                      Three months ended
                                                                                          December 31,
                                                                               ---------------------------------
(Amounts in thousands)                                                              1995               1994
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income                                                                  $    27,979        $    20,057
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                 5,701              4,912
       Amortization of intangibles                                                   2,274              1,258
       Provision for doubtful accounts                                                  93                 90
       Deferred income taxes                                                           812              2,466
       Loss on disposal of fixed assets                                                 --                 32
       Changes in assets and liabilities, net of effects from acquisitions:
       Accounts receivable                                                          (2,511)               167
       Prepaid, intangible and other assets                                          1,759             (3,315)
       Medical claims and benefits payable                                          36,000              6,200
       Accounts payable and accrued liabilities                                       (959)            16,380
       Unearned premium revenue                                                     18,929             15,858
----------------------------------------------------------------------------------------------------------------

       Net cash flows provided by operating activities                              90,077             64,105
----------------------------------------------------------------------------------------------------------------

Investing activities:
   Purchase of property, plant and equipment                                        (5,597)            (5,980)
   Purchase of marketable securities                                                (2,981)           (22,922)
   Purchase of marketable securities - restricted                                     (824)              (578)
   Acquisitions, net of cash acquired                                                  (46)            (5,553)
----------------------------------------------------------------------------------------------------------------

       Net cash flows used in investing activities                                  (9,448)           (35,033)
----------------------------------------------------------------------------------------------------------------

Financing activities:
   Principal payments on long-term debt                                             (5,178)           (87,292)
   Proceeds from issuance of common stock                                            2,694                699
   Borrowings under long-term lines of credit                                           --             83,502
----------------------------------------------------------------------------------------------------------------

       Net cash flows used in financing activities                                  (2,484)            (3,091)
----------------------------------------------------------------------------------------------------------------

Net increase in cash and equivalents                                                78,145             25,981
Beginning cash and equivalents                                                     279,145            192,609
----------------------------------------------------------------------------------------------------------------

Ending cash and equivalents                                                    $   357,290        $   218,590
----------------------------------------------------------------------------------------------------------------


See accompanying notes.


PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                                      Three months ended
                                                                                          December 31,
                                                                               ---------------------------------
(Amounts in thousands)                                                              1995               1994
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
   Cash paid during the period for:
     Income taxes                                                              $     4,020        $       569
     Interest                                                                  $       757        $     2,054
----------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing
   and financing activities:
     Tax benefit realized upon exercise of stock options                       $     1,594        $       429
     Leases capitalized                                                        $       120        $       343
----------------------------------------------------------------------------------------------------------------
Details of unrealized gains on available-for-sale
   securities:
     Increase in marketable securities                                         $     5,656        $     8,186
     Decrease in deferred taxes                                                      2,166              3,314
----------------------------------------------------------------------------------------------------------------
     Increase in shareholders' equity                                          $     3,490        $     4,872
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Details of businesses acquired in purchase transactions:
   Fair value of assets acquired                                               $        55        $     7,680
   Less liabilities assumed or created, including
     notes to seller                                                                     9              2,127
----------------------------------------------------------------------------------------------------------------
   Cash paid for acquisitions                                                           46              5,553
   Cash acquired in acquisitions                                                        --                 --
----------------------------------------------------------------------------------------------------------------
   Net cash paid for acquisitions                                              $        46        $     5,553
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

See accompanying notes.

                         PACIFICARE HEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The interim condensed consolidated financial statements included herein have been prepared by PacifiCare Health Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, filed with the SEC in November 1995. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim condensed consolidated financial statements, and the consolidated results of its operations and its cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITIONS

     During fiscal year 1995, the Company made the following acquisitions (the "Acquisitions"): (i) Preferred Solutions, a San Jose-based pharmacy benefit management company, in January 1995; (ii) ValuCare, a Fresno-based health maintenance organization ("HMO"), with approximately 67,000 members in March 1995; and (iii) the membership of Pacific Health Plans, a Washington-based HMO, with approximately 33,000 members in March 1995.


     The total purchase price for the Acquisitions, including contingent purchase payments, is expected to be approximately $122 million. Based on the fair values of the assets and liabilities of the acquired companies, the preliminary estimate of excess purchase price is approximately $121 million. A final allocation of purchase price will be determined when appraisals and other studies are completed and contingent purchase payments are determined. The Acquisitions have been accounted for as purchases and the operating results of each completed acquisition are included in the consolidated financial statements from the date of purchase. Amortization of excess purchase price is made over a period not to exceed forty years.


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

--------------------------------------------------------------------------------
 (Unaudited)
 (Amounts in thousands,                                       Three months ended
    except per share amounts)                                 December 31, 1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Premium revenue                                                 $     845,193
 Total operating revenue                                         $     857,108
 Pretax income                                                   $      31,295
 Net income                                                      $      18,157
 Earnings per share                                              $        0.64
--------------------------------------------------------------------------------

NOTE 3 - LONG-TERM DEBT

     In November 1994, the Company established a $250 million revolving line of credit with Bank of America National Trust and Savings Association and a
syndicate of banks (the "B of A Credit Line").   Interest on the B of A Credit
Line is payable at a rate per annum equal to the London Interbank Offered Rate plus a margin. The B of A Credit Line is subject to, among other things, certain financial covenants, including a fixed charge ratio and a leverage ratio. The term of the B of A Credit Line has been extended to November 30, 2000. In November 1994, the Company borrowed $83 million under the B of A Credit Line to pay the balance owed on the syndicated $130 million credit line with The Chase Manhattan Bank, N.A. The amount borrowed under the B of A Credit Line was repaid in March 1995 from the proceeds of the sale of Class B Common Stock (see Note 4 - "Shareholders' Equity").

NOTE 4 - SHAREHOLDERS' EQUITY

     As of March 29, 1995, the Company completed a public offering of 5,175,000 shares of its Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), of which 3,000,000 shares were issued and sold by the Company and 2,175,000 shares were sold by UniHealth, the largest holder of the Company's Class A Common Stock, par value $0.01 per share. The sale of 4,500,000 shares of the Class B Common Stock closed on March 23, 1995 with the sale of the additional 675,000 shares of the Class B Common Stock occurring on March 29, 1995 pursuant to the exercise of the underwriters' over-allotment option.

     The Company received net proceeds of approximately $197.6 million from the sale of the 3,000,000 shares of Class B Common Stock after deducting underwriting discounts and commissions and expenses of the offering payable by the Company. The Company did not receive any of the proceeds from the sale of shares of Class B Common Stock by UniHealth. The Company used approximately $186.0 million of the net proceeds to repay the amount outstanding under its B of A Credit Line and to replenish working capital used to pay for certain of the Acquisitions (see Note 2 - "Acquisitions").

     In December 1994, the Company completed a public offering of 90,000 shares of its Class B Common Stock to certain physician groups which currently contract with the Company. Each group has entered into an irrevocable obligation to purchase a fixed number of shares of the Class B Common Stock over a five year period beginning May 1, 1996 at $64.88 per share.

NOTE 5 - CONTINGENCIES

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


                              AT DECEMBER 31, 1995                         AT DECEMBER 31, 1994
------------------------------------------------------------------------------------------------------------------------------------


                                     Government                                 Government
                                     (Medicare &                                (Medicare &
MEMBERSHIP DATA       Commercial      Medicaid)       Total       Commercial     Medicaid)         Total
-------------------------------------------------------------------------------------------------------------
California               842,427         393,283     1,235,710       638,090        313,960         952,050
Florida                   53,452           8,307        61,759        56,768         11,549          68,317
Oklahoma                 106,462          19,949       126,411       112,963         12,590         125,553
Oregon                    96,913          44,406       141,319        67,105         40,639         107,744
Texas                     86,662          52,485       139,147        62,419         38,557         100,976
Washington                71,779          40,307       112,086        33,274         17,047          50,321
-------------------------------------------------------------------------------------------------------------
Total membership       1,257,695         558,737     1,816,432       970,619        434,342       1,404,961
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


                                                                              Three months ended
OPERATING STATISTICS                                                              December 31,
                                                                   ------------------------------------------
                                                                         1995                     1994
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Medical loss ratio (health care services as a
  percent of premium revenue)                                           85.0%                    83.5%

Marketing, general and administrative expenses
  as a percent of operating revenue                                     12.4%                    13.8%

Operating income as a percent of operating revenue                       3.3%                     3.8%

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------



RESULTS OF OPERATIONS

                      Three Months Ended December 31, 1995
                                 Compared to the
                      Three Months Ended December 31, 1994

     Total operating revenue increased 30 percent to $1.1 billion for the three months ended December 31, 1995 from $822 million for the same period in the prior year. Enrollment growth in both the commercial and government programs, offset slightly by decreases in commercial premium rates, provided an increase in total operating revenue of $195 million. Membership growth is expected to continue in both the commercial and government programs. However, fewer acquisitions, increased competition for members and expected Medicaid disenrollment in California and Florida, combined with a larger membership base are expected to cause the rate of membership growth to decline from the rates experienced in both programs in 1995. In addition, approximately $39.0 million of the increase in total operating revenue represents the incremental operations included in the three months ended December 31, 1995 of the Acquisitions described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. The

Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase in operating revenue.

     For the three months ended December 31, 1995, commercial premiums increased $99 million or 30 percent to $431 million from $332 million for the same period in the prior year. Commercial HMO membership increased approximately 287,000 or 30 percent to 1,258,000 members due to continued growth in California, Oregon, Texas and Washington. The increase in membership includes the effects of 100,000 members acquired in California and Washington in fiscal year 1995. Commercial HMO membership growth provided $59 million of the increase, more than offsetting nominal premium rate decreases occurring primarily in Texas and Washington. The effects of the acquisitions described above contributed $33 million. The commercial specialty managed care products and services and joint venture medical groups provided the remainder of the increase in commercial premiums. The Company expects the 1996 membership growth rate to be lower than 1995 because more competitors are offering consumers more choices with pricing consistent with 1995 rates.

     Government premiums rose $143 million or 30 percent to $621 million for the three months ended December 31, 1995 from $478 million in the same period of fiscal year 1995. Enrollment gains, primarily in the Medicare programs, accounted for $133 million or 93 percent of the increase. The remainder of the premium increase is attributable to incremental acquisitions and premium rate increases averaging one percent. Effective January 1, 1996, the Company received an average premium rate increase of approximately 5.6 percent from the Health Care Financing Administration ("HCFA") for the areas in which the Company operates its Medicare programs. HCFA rate increases will likely be offset by reductions in member paid supplemental premiums.

     Total health care service expenses as a percent of premium revenue (the "medical loss ratio") for the quarter ended December 31, 1995, increased to 85.0 percent from 83.5 percent for the same period in the prior year. The commercial medical loss ratio increased to 85.8 percent from 81.7 percent while the government medical loss ratio decreased slightly to 84.4 percent from 84.8 percent for the same period in the prior year.

     The increase in the commercial medical loss ratio is primarily due to increased HMO health care costs combined with increased costs in the Company's specialty managed care products and services, primarily preferred provider organization ("PPO") and point of service ("POS") indemnity products. Compared to the same period in the prior year, the commercial line of business is experiencing higher prescription drug and physician capitation costs. In addition, the Company's emphasis on PPO and POS products has resulted in a change in estimate for reserves related to prior periods which increased the commercial medical loss ratio. Consistent with historical trends, the commercial medical loss ratio may decrease slightly in the second quarter. In addition, the commercial medical loss ratio is expected to decrease over the remainder of fiscal 1996 compared to December 31, 1995 results through lower costs from new provider contracts effective January 1, 1996. However, the fiscal 1996 commercial medical loss ratio is expected to be higher than the 82.5 percent experienced in 1995 as the Company augments its traditional HMO products with other managed care options, including PPO and POS products.

     The decrease in the medical loss ratio for the government programs for the three months ended December 31, 1995, as compared to the same period of the prior year, is primarily related to more cost effective physician and hospital contracts. The medical loss ratio for the government programs is expected to increase in the second quarter because lower member supplemental premiums and enhanced benefits provided to enrollees to remain competitive will likely offset January 1, 1996 HCFA premium rate increases. The fiscal 1996 medical loss ratio for the government programs is expected to be comparable to or slightly higher than the prior year rate.

     Marketing, general and administrative expenses increased $19 million or 17 percent to $132 million for the three months ended December 31, 1995 from $113 million for the same period in 1994. As a percentage of operating revenue, marketing, general and administrative expenses decreased to 12.4 percent from
13.8 percent for the same period in the prior year. Future marketing, general and administrative expenses as a percentage of operating income are expected to increase over the remainder of fiscal year 1996 but for the entire year be slightly less than the prior year as a result of productivity gains and benefits derived from economies of scale. The Company will be transitioning staffing in several regions in anticipation of regional customer service centers. This is expected to result in incremental costs but provide long-term efficiencies.


     Net income increased 39 percent to $28 million for the quarter ended December 31, 1995 compared to $20 million in the same period in the prior year. Earnings per share ("EPS") of $0.88 was 24 percent higher than the prior year's quarterly EPS of $0.71. This increase reflects membership growth derived substantially from the government programs and a lower government medical loss ratio and was offset by the impact of the public offering in March 1995 which increased the weighted average number of shares outstanding (See Note 4 of the Notes to Condensed Consolidated Financial Statements).

     The Company's ability to expand is affected by increasing competition not only in product choices but also in the number of competitors in the Company's service areas. Certain large employer groups and other purchasers of health care services continue to demand minimal premium rate increases or reductions in premium rates while limiting the number of choices offered to employees. In addition, securing cost effective contracts with additional physicians is becoming difficult due to increasing competition among HMOs for physician contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, levels of utilization of health care services, new technologies, hospital costs, major epidemics, and numerous other external influences may affect the Company's operating results. The Company's expectations for the future described above are based on current information and evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to premium rates, benefits offered, membership growth, the medical loss ratio and as a result, profitability. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital as of December 31, 1995 was $358 million, an increase of $37 million from September 30, 1995. The increase in working capital is primarily attributable to results of operations. Cash generated from operations increased by $26 million for the quarter ended December 31, 1995 as compared to the same period in the prior year. This is the result of increases in medical claims and benefits payable and unearned premium revenue as well as net income.

     The $30 million increase in medical claims and benefits payable is primarily attributable to higher estimated claims. The increase in unearned premium revenue occurred because the payment of $191 million for Medicare premiums for January 1996 received from HCFA in December 1995 was $24 million higher than a similar payment received in December 1994, primarily as a result of membership growth.

     The Company believes that its current capital resources, which includes the $250 million line of credit with Bank of America National Trust and Savings Association ("B of A"), are adequate to fund existing HMO operations, the introduction of new products and services and the continued development of its health care related businesses (see Note 3 - "Long-Term Debt" for a summary of the terms of the B of A Credit Line).

     In March 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The statement also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 on October 1, 1996 and, based on current circumstances, does not believe the effect of the adoption will be material.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which provides an alternative to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 encourages, but does not require recognition of compensation expense for grants of stock, stock options and other equity instruments to employees based on the fair value. The statement also allows companies to continue to measure compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25. While recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The Company intends to continue with the intrinsic value based method prescribed by APB Opinion No. 25 and make proforma disclosures of net income and EPS, as if the fair value based method of accounting defined in SFAS No. 123 had been applied beginning on October 1, 1997.

Part II. OTHER INFORMATION

Item 1:  Legal Proceedings

                None

Item 2:  Changes in Securities

                None

Item 3:  Defaults Upon Senior Securities

                None

Item 4:  Submission of Matters to a Vote of Security Holders

                None

Item 5:  Other Information

                None


Item 6:  Exhibits and Reports

                a) Exhibit Index

                           Exhibit 10.1 First Amendment, dated as of November 29, 1995, to the Credit Agreement, dated as of November 30, 1994, among PacifiCare Health Systems, Inc., the financial institutions named therein, The Chase Manhattan Bank, N.A. and Citicorp USA, N.A., as co-agents and Bank of America National Trust and Savings Association, as administrative agent.

                           Exhibit 10.2 First Amendment, dated as of November 20, 1995, to the Second Amended and Restated 1989 Stock Option Plan for Officers and Key Employees of PacifiCare Health Systems, Inc.

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


                         PACIFICARE HEALTH SYSTEMS, INC.
                                  (Registrant)



Date:          February 12, 1996             By:    /s/     Alan Hoops
          ---------------------------               ----------------------------
                                                            Alan Hoops
                                                            President,
                                                       Chief Executive Officer
                                                           and Director


Date:          February 12, 1996             By:    /s/     Wayne Lowell
          ---------------------------               ----------------------------
                                                            Wayne Lowell
                                                      Executive Vice President,
                                                    Chief Administrative Officer
                                                     and Chief Financial Officer