Form 10-Q
period 1996-03-15
PACIFICARE HEALTH SYSTEMS INC
filed 1996-05-09
CIK 766456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996
                                --------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________________

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

As of April 30, 1996, there were 12,367,508 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 18,786,145 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Part 1:  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS



PacifiCare Health Systems, Inc.
Condensed Consolidated Balance Sheets
- --------------------------------------------------------------------------------------------------
                                                                  March 31,          September 30,
(Amounts in thousands,                                               1996                1995
except per share data)                                            (Unaudited)
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------
Assets
- --------------------------------------------------------------------------------------------------
Current assets:
   Cash and equivalents                                              $   190,207    $   279,145
   Marketable securities                                                 527,007        532,380
   Receivables, net                                                      140,778        112,408
   Prepaid expenses                                                        9,863          9,469
   Deferred income taxes                                                  27,910         28,207
- --------------------------------------------------------------------------------------------------
      Total current assets                                               895,765        961,609
- --------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                        99,172         99,276
Marketable securities -- restricted                                       24,072         23,108
Goodwill and intangible assets                                           297,738        295,794
Other assets                                                               6,306          5,585
- --------------------------------------------------------------------------------------------------
                                                                     $ 1,323,053    $ 1,385,372
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
   Medical claims and benefits payable                               $   335,700    $   288,400
   Accounts payable and accrued liabilities                              141,039        149,203
   Unearned premium revenue                                               31,011        195,413
   Long-term debt due within one year                                      3,023          7,978
- --------------------------------------------------------------------------------------------------
      Total current liabilities                                          510,773        640,994
- --------------------------------------------------------------------------------------------------

Long-term debt due after one year                                         10,105         11,949
Minority interest                                                            392            405
Shareholders' equity:
   Preferred shares, par value $1.00 per share; 20,000 shares
      authorized; none issued                                                  -              -
   Class A common shares, par value $0.01 per share; 100,000
      shares authorized; 12,368 and 12,331 issued at March 31,
      1996 and September 30, 1995, respectively                              124            123
   Class B common shares, par value $0.01 per share; 100,000
      shares authorized; 18,785 and 18,551 issued at March 31,
      1996 and September 30, 1995, respectively                              188            186
   Additional paid-in capital                                            359,390        347,548
   Unrealized gains on available-for-sale securities, net of taxes         3,011          4,944
   Retained earnings                                                     439,070        379,223
- --------------------------------------------------------------------------------------------------

   Total shareholders' equity                                            801,783        732,024
- --------------------------------------------------------------------------------------------------
                                                                     $ 1,323,053    $ 1,385,372
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

See accompanying notes.


PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)
- --------------------------------------------------------------------------------------------------
                                                                          Three months ended
                                                                               March 31,
(Amounts in thousands,                                               -----------------------------
except per share data)                                                  1996            1995
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------
Revenue:
   Commercial premiums                                               $   467,742    $   367,079
   Government premiums (Medicare and Medicaid)                           678,236        531,661
   Other income                                                           11,192         14,026
- --------------------------------------------------------------------------------------------------

      Total operating revenue                                          1,157,170        912,766
- --------------------------------------------------------------------------------------------------

Expenses:
Health care services:
   Medical services                                                      455,558        348,743
   Hospital services                                                     396,809        309,775
   Other services                                                        112,760         91,331
- --------------------------------------------------------------------------------------------------

      Total health care services                                         965,127        749,849
- --------------------------------------------------------------------------------------------------

Marketing, general and administrative expenses                           147,771        124,095
Amortization of intangibles                                                2,307          1,374
- --------------------------------------------------------------------------------------------------

Operating income                                                          41,965         37,448
Interest income                                                           12,212         10,604
Interest expense                                                            (829)        (2,010)
- --------------------------------------------------------------------------------------------------

Income before income taxes                                                53,348         46,042
Provision for income taxes                                                21,479         18,683
- --------------------------------------------------------------------------------------------------

Net income                                                            $   31,869    $    27,359
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

Weighted average common shares and equivalents
   outstanding used to calculate earnings per share                       31,758         28,601
- --------------------------------------------------------------------------------------------------

Earnings per share                                                   $      1.01    $      0.96
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

See accompanying notes.


PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)
- --------------------------------------------------------------------------------------------------
                                                                           Six months ended
                                                                               March 31,
(Amounts in thousands,                                               -----------------------------
except per share data)                                                  1996            1995
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------
Revenue:
   Commercial premiums                                               $   898,816    $   699,517
   Government premiums (Medicare and Medicaid)                         1,299,633      1,009,256
   Other income                                                           23,045         25,607
- --------------------------------------------------------------------------------------------------

      Total operating revenue                                          2,221,494      1,734,380
- --------------------------------------------------------------------------------------------------

Expenses:
Health care services:
   Medical services                                                      877,891        671,227
   Hospital services                                                     767,505        589,042
   Other services                                                        214,440        165,879
- --------------------------------------------------------------------------------------------------

      Total health care services                                       1,859,836      1,426,148
- --------------------------------------------------------------------------------------------------

Marketing, general and administrative expenses                           280,028        237,286
Amortization of intangibles                                                4,581          2,632
- --------------------------------------------------------------------------------------------------

Operating income                                                          77,049         68,314
Interest income                                                           24,474         15,505
Interest expense                                                          (1,342)        (3,694)
- --------------------------------------------------------------------------------------------------
Income before income taxes                                               100,181         80,125
Provision for income taxes                                                40,333         32,709
- --------------------------------------------------------------------------------------------------
Net income                                                           $    59,848    $    47,416
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

Weighted average common shares and equivalents
   outstanding used to calculate earnings per share                       31,635         28,414
- --------------------------------------------------------------------------------------------------

Earnings per share                                                   $      1.89    $      1.67
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

See accompanying notes.


PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
- --------------------------------------------------------------------------------------------------
                                                                          Six months ended
                                                                             March 31,
                                                               -----------------------------------
(Amounts in thousands)                                                  1996           1995
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------
Operating activities:
   Net income                                                        $    59,848    $    47,416
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                    11,505         10,059
         Amortization of intangibles                                       4,581          2,632
         Deferred income taxes                                             1,382          5,585
         Loss on disposal of fixed assets                                     64             73
         Provision for doubtful accounts                                      30          1,187
         Other                                                               (17)           113
         Changes in assets and liabilities, net of effects from
            acquisitions:
               Accounts receivable                                       (27,480)       (11,905)
               Prepaid, intangible and other assets                       (1,040)        (3,597)
               Medical claims and benefits payable                        46,629          9,184
               Accounts payable and accrued liabilities                   (4,387)         5,389
               Unearned premium revenue                                 (165,204)        17,281
- --------------------------------------------------------------------------------------------------

         Net cash flows provided by (used in) operating activities       (74,089)        83,417
- --------------------------------------------------------------------------------------------------

Investing activities:
   Purchase of property, plant and equipment                             (11,270)       (10,640)
   Acquisitions, net of cash acquired                                     (5,741)       (54,454)
   Sale (purchase) of marketable securities                                2,582       (104,307)
   Purchase of marketable securities - restricted                           (964)        (3,409)
- --------------------------------------------------------------------------------------------------

         Net cash flows used in investing activities                     (15,393)      (172,810)
- --------------------------------------------------------------------------------------------------

Financing activities:
   Proceeds from issuance of common stock                                  7,498        199,404
   Principal payments on long-term debt                                   (6,954)      (172,316)
   Borrowings under long-term lines of credit                                  -         83,335
- --------------------------------------------------------------------------------------------------

         Net cash flows provided by financing activities                     544        110,423
- --------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                          (88,938)        21,030
Beginning cash and equivalents                                           279,145        192,609
- --------------------------------------------------------------------------------------------------

Ending cash and equivalents                                          $   190,207    $   213,639
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

See accompanying notes.


PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
- --------------------------------------------------------------------------------------------------
(Amounts in thousands)                                                  Six months ended
                                                                            March 31,
                                                               -----------------------------------
                                                                       1996           1995
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------
Supplemental cash flow information:
 Cash paid during the period for:
   Income taxes                                                      $    36,247    $    26,882
   Interest                                                          $     1,311    $     2,236
- --------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing
 and financing activities:
   Tax benefit realized upon exercise of stock options               $     3,186    $     1,840
   Compensation awarded in Class B Common Stock                      $     1,161    $     1,024
   Leases capitalized                                                $       155    $       392
- --------------------------------------------------------------------------------------------------
Details of unrealized gains on available-for-sale securities:
   Increase (decrease) in marketable securities                      $    (3,018)   $        91
   Less increase (decrease) in deferred taxes                             (1,085)            52
- --------------------------------------------------------------------------------------------------
   Increase (decrease) in shareholders' equity                       $    (1,933)   $        39
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

Details of businesses acquired in purchase transactions:
   Fair value of assets acquired                                     $     9,264    $   134,710
   Less liabilities assumed or created, including
     notes to seller                                                       2,043         79,831
- --------------------------------------------------------------------------------------------------
   Cash paid for acquisitions                                              7,221         54,879
   Less cash acquired in acquisitions                                      1,480            425
- --------------------------------------------------------------------------------------------------
   Net cash paid for acquisitions                                    $     5,741     $   54,454
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

See accompanying notes.

                         PACIFICARE HEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

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

NOTE 2 - ACQUISITIONS

     During the six months ended March 31, 1996 and fiscal year 1995, the Company made several acquisitions (the "Acquisitions"). In January 1996, the Company acquired Psychology Systems, Inc., a California-based managed care behavioral health and employee assistance program company with approximately 275,000 covered lives.

     During fiscal year 1995, the Company made the following acquisitions: (i) Preferred Solutions, a San Jose-based pharmacy benefit management company, in January 1995; (ii) ValuCare, a Fresno-based health maintenance organization ("HMO"), with approximately 67,000 members in March 1995; and (iii) the membership of Pacific Health Plans, a Washington-based HMO, with approximately 33,000 members in March 1995.

     The total purchase price for the Acquisitions, including contingent purchase payments, is expected to be approximately $131 million. Based on the fair values of the assets and liabilities of the acquired companies, the preliminary estimate of excess purchase price is approximately $128 million. A final allocation of purchase price will be determined when appraisals and other studies are completed and contingent purchase payments are determined. The Acquisitions have been accounted for as purchases and the operating results of each completed acquisition are included in the consolidated financial statements from the date of purchase. Amortization of excess purchase price is made over a period not to exceed forty years.

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



- ------------------------------------------------------------------------------------------
(Unaudited)                      Three Months Ended             Six Months Ended
(Amounts in thousands,                March 31                      March 31
   except per share amounts) --------------------------------------------------------------
                                 1996           1995           1996           1995
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------
Premium revenue              $ 1,146,781    $   935,967    $ 2,201,624    $ 1,782,831
Total operating revenue      $ 1,157,973    $   950,327    $ 2,224,687    $ 1,809,165
Pretax income                $    53,259    $    43,516    $    99,961    $    76,311
Net income                   $    31,816    $    25,642    $    59,717    $    44,719
Earnings per share           $      1.00    $      0.90    $      1.89    $      1.57
- ------------------------------------------------------------------------------------------

NOTE 3 - LONG-TERM DEBT

     In November 1994, the Company established a $250 million revolving line of credit with Bank of America National Trust and Savings Association and a syndicate of banks (the "B of A Credit Line"). Interest on the B of A Credit Line is payable at a rate per annum equal to the London Interbank Offered Rate plus a margin. The B of A Credit Line matures November 30, 2000 and is subject to, among other things, certain financial covenants, including a fixed charge ratio and a leverage ratio. In November 1994, the Company borrowed $83 million under the B of A Credit Line to pay the balance owed on the syndicated $130 million credit line with The Chase Manhattan Bank, N.A. The amount borrowed under the B of A Credit Line was repaid in March 1995 from the proceeds of the sale of common stock (see Note 4 - "Shareholders' Equity").

NOTE 4 - SHAREHOLDERS' EQUITY

     In March 1996, the Shareholders of the Company approved an amendment (the "Amendment") to the Company's Certificate of Incorporation, as amended (the "Certificate of Incorporation") to increase the total number of authorized shares of stock which the Company has the authority to issue to 220,000,000. The Amendment increased the number of shares of the Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") which the Company is authorized to issue from 30,000,000 to 100,000,000, increased the number of shares of the Class B Common Stock, par value $0.01 per share (the "Class B Common Stock") which the Company is authorized to issue from 60,000,000 to 100,000,000 and increased the total number of shares of preferred stock, par value $1.00 per share (the "preferred stock"), which the Company is authorized to issue from 10,000,000 to 20,000,000.

     As of March 29, 1995, the Company completed a public offering of 5,175,000 shares of its Class B Common Stock, of which 3,000,000 shares were issued and sold by the Company and 2,175,000 shares were sold by UniHealth, the largest holder of the Company's Class A Common Stock. The sale of 4,500,000 shares of the Class B Common Stock closed on March 23, 1995 with the sale of the additional 675,000 shares of the Class B Common Stock occurring on March 29, 1995 pursuant to the exercise of the underwriters' over-allotment option.

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

NOTE 5 - CONTINGENCIES

     The Company is involved in legal actions in the normal course of business, some of which seek substantial monetary damages, including claims for punitive damages which are not covered by insurance. Additionally, the Company's government programs, including services provided to government employees, in the normal course of its business, are subject to retrospective audits by the respective regulating agencies. After review, including consultation with counsel, management believes any ultimate liability in excess of amounts accrued which could arise from audits or legal actions would not materially affect the Company's consolidated financial position, results of operations or cash flows.

Part I:  FINANCIAL INFORMATION

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents membership data by region and by consumer type as of the dates indicated.



                                AT MARCH 31, 1996                           AT MARCH 31, 1995
- -----------------------------------------------------------------------------------------------------------
                                   Government                                   Government
                                  (Medicare &                                  (Medicare &
MEMEBERSHIP DATA   Commercial      Medicaid)          Total     Commercial       Medicaid          Total
- -----------------------------------------------------------------------------------------------------------
California             925,858        403,661      1,329,519        705,009        337,880      1,042,889
Florida                 50,377          4,915         55,292         55,995         11,650         67,645
Oklahoma               111,766         22,352        134,118        112,107         14,332        126,439
Oregon                 107,922         43,988        151,910         84,675         39,175        123,850
Texas                   98,987         55,624        154,611         65,982         41,112        107,094
Washington              87,109         46,839        133,948         38,828         19,155         57,983
- -----------------------------------------------------------------------------------------------------------
Total membership     1,382,019        577,379      1,959,398      1,062,596        463,304      1,525,900
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------


                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
OPERATING STATISTICS                                      MARCH 31,           MARCH 31,
                                                 ----------------------------------------------
                                                       1996      1995      1996      1995
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Medical loss ratio (health care services as a
  percent of premium revenue)

  Consolidated                                         84.2%     83.4%     84.6%     83.5%
  Commercial                                           82.4%     81.1%     84.0%     81.4%
  Government (Medicare and Medicaid)                   85.5%     85.1%     85.0%     84.9%

Marketing, general and administrative expenses as a
  percent of operating revenue                         12.8%     13.6%     12.6%     13.7%

Operating income as a percent of operating revenue      3.6%      4.1%      3.5%      3.9%

Effective tax rate                                     40.3%     40.6%     40.3%     40.8%
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------



RESULTS OF OPERATIONS

                    Three and Six Months Ended March 31, 1996
                                 Compared to the
                    Three and Six Months Ended March 31, 1995

     Total operating revenue increased 27 percent to $1.2 billion for the three months ended March 31, 1996 from $0.9 billion for the same period in the prior year. Enrollment growth in both the commercial and government programs, offset slightly by decreases in commercial premium rates, provided an increase in total operating revenue of $198 million. Membership growth is expected to continue in both the commercial and government programs. However, fewer acquisitions, increased competition for members and expected Medicaid disenrollment in California and Florida, combined with a larger membership base are expected to cause the rate of membership growth to decline from the rates experienced in both programs in 1995. In addition, approximately $42 million of the increase in total operating revenue represents the incremental operations included in the three months ended March 31, 1996 of the Acquisitions described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase in operating revenue.

     Total operating revenue increased 28 percent to $2.2 billion for the six months ended March 31, 1996 from $1.7 billion for the same period in the prior year. Growth in both the commercial and government programs, a result of enrollment gains, offset slightly by decreases in commercial premium rates, provided an increase in total operating revenue of $393 million. In addition, approximately $81 million of the increase in total operating revenue represents the incremental operations included in the six months ended March 31, 1996 from the Acquisitions. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase.

     For the three and six months ended March 31, 1996, commercial HMO premiums increased $101 million and $199 million to $468 million and $899 million, respectively, as compared to the same periods in the prior year. Commercial HMO membership for March 31, 1996 increased approximately 319,000 or 30 percent to 1,382,000 members due to continued growth in California, Oregon, Texas and Washington, as compared to March 31, 1995. The increase in membership includes approximately 100,000 members acquired in California and Washington in fiscal year 1995. Commercial HMO membership growth provided the increase in commercial premiums, more than offsetting premium rate decreases averaging one to two percent occurring in most markets. The effects of the Acquisitions described above contributed $33 million and $66 million for the three and six months ended March 31, 1996, respectively. The commercial specialty managed care products and services and joint venture medical groups provided the remainder of the increase in commercial premiums. The Company expects commercial premium rates to remain flat or increase slightly from March 31, 1996 rates as competitive pressures begin to ease.

     Government premiums rose $146 million to $678 million and $290 million to $1.3 billion for the three and six months ended March 31, 1996 from $532 million and $1.0 billion in the same periods of fiscal year 1995. Enrollment gains, primarily in the Medicare programs, accounted for 84 percent and 88 percent of the increase for the three and six month period ended March 31, 1996, respectively. The remainder of the premium increase is attributable to the incremental effect of the Acquisitions and premium rate increases averaging two percent for both periods. Effective January 1, 1996, the Company received an average premium rate increase of approximately 5.6 percent from the Health Care Financing Administration ("HCFA") for the areas in which the Company operates its Medicare programs. HCFA rate increases were partially offset by reductions in member paid supplemental premiums.


     The increase in the commercial medical loss ratio (health care service expense as a percent of premium revenue, the "medical loss ratio") for the three and six months ended March 31, 1996 is primarily due to increased HMO health care costs, combined with increased costs in the Company's specialty managed care products and services, principally the preferred provider organization ("PPO") indemnity products. Compared to the same periods in the prior year, the Company's HMOs are experiencing higher prescription drug costs and higher capitation paid to physicians and hospitals, offset partially by a decrease in inpatient hospital costs as the Company moves toward a more capitated environment. Over the remainder of fiscal 1996, the commercial medical loss ratio is expected to be comparable to the six months ended March 31, 1996 or decrease slightly through lower costs from provider contract changes and a less competitive premium pricing environment. The fiscal 1996 commercial medical loss ratio is expected to be higher than the 82.5 percent experienced in fiscal 1995 as the Company augments its traditional HMO products with other managed care options, including its indemnity products.

     The increase in the medical loss ratio for the government programs, primarily in the three months ended March 31, 1996, reflects increased capitation payments to physicians and hospitals combined with lower member supplemental premiums and enhanced benefits provided to enrollees. These increased costs are partially offset by January 1, 1996 HCFA premium rate increases. The fiscal 1996 medical loss ratio for the government programs is expected to be comparable to or slightly higher than the six months ended March 31, 1996 and prior year rates.

     Marketing, general and administrative expenses increased $24 million to $148 million for the three months ended March 31, 1996 from $124 million for the same period in 1995. As a percentage of operating revenue, marketing, general and administrative expenses decreased to 12.8 percent from 13.6 percent
for the quarter ended March 31, 1996.   For the six months ended March 31, 1996
marketing, general and administrative expenses totaled $280 million, an increase of $43 million over the same period in the prior year. As a percentage of operating revenue marketing general and administrative expenses decreased to
12.6 percent from 13.7 percent for the same period in the prior year. These decreases are primarily attributable to realizing the benefit of investments in the Company's infrastructure which have proven adequate to support the growth in membership. Marketing, general and administrative expenses determined as a percentage of operating revenue for the remainder of fiscal 1996 are expected to continue to be favorable compared to 1995 and consistent with the rate for the current period as the Company continues to invest in its infrastructure and the consolidation of its regional customer service centers.

     Net income increased 17 percent to $32 million for the quarter ended March 31, 1996 compared to $27 million in the same period in the prior year. For the six months ended March 31, 1996, net income increased 26 percent to $60 million compared to $47 million for the same period in the prior year. Earnings per share ("EPS") of $1.01 was 5 percent higher than the prior year's quarterly EPS of $0.96. For the six months ended March 31, 1996, EPS increased 13 percent to $1.89 from $1.67 for the same period in the prior year. These increases reflect membership growth in both the commercial and government programs and lower marketing, general and administrative costs.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital as of March 31, 1996 was $385 million, an increase of $64 million from September 30, 1995. The increase in working capital is primarily attributable to a decrease in unearned premiums and an increase in accounts receivable, offset by increases in medical claims payable. The increase in receivables is primarily attributable to increased provider and government receivables as well as growth in membership. Unearned premium revenue decreased $164 million primarily because the April 1996 HCFA Medicare
premium payment was not received in advance.   These changes contributed to a
decrease in cash and  the use of cash in operations of $74 million.

     The Company believes that its current capital resources, which include the $250 million B of A Credit Line are adequate to fund existing HMO operations, the introduction of new products and services and the continued development of its health care related businesses (see Note 3 - "Long-Term Debt" for a summary of the terms of the B of A Credit Line).

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The statement also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 on October 1, 1996 and, based on current circumstances, does not believe the effect of the adoption will be material.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which provides an alternative to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 encourages, but does not require recognition of compensation expense for grants of stock, stock options and other equity instruments to employees based on the fair value. The statement also allows companies to continue to measure compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25. While recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The Company intends to continue with the intrinsic value based method prescribed by APB Opinion No. 25 and make proforma disclosures of net income and EPS, as if the fair value based method of accounting defined in SFAS No. 123 had been applied beginning on October 1, 1996.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning future premium pricing levels, future medical loss ratio levels, the Company's ability to control healthcare and marketing, general and administrative costs and all other statements that are not historical facts are forward looking statements. Actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. The Company's ability to expand is affected by increasing competition not only in product choices but also in the number of competitors in the Company's service areas. Certain large employer groups and other purchasers of commercial health care services continue to demand minimal premium rate increases or reductions in premium rates while limiting the number of choices offered to employees. In addition, securing cost effective contracts with additional physicians remains difficult due to competition among HMOs for physician contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, which could result in premium rate decreases by government agencies, levels of utilization of health care services, new technologies, hospital costs, major epidemics, natural disasters and numerous
other external influences may affect the Company's operating results.   The
Company's expectations for the future are based on current information and evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to premium rates, benefits offered, membership growth, the medical loss ratio and as a result, profitability and therefore affect the forward looking statements included in these reports. In addition, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to the other risks discussed in other documents filed by the Company with the SEC.

Part II. OTHER INFORMATION

Item 1:  Legal Proceedings

                  None

Item 2:  Changes in Securities

                  None

Item 3:  Defaults Upon Senior Securities

                  None

Item 4:  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of PacifiCare Health Systems, Inc. was held on March 6, 1996 at the Company's corporate office in Cypress, California. The following matters were addressed at the meeting:

ELECTION OF DIRECTORS

Gary L. Leary and Warren E. Pinckert II were duly elected to the Board of Directors as Class II directors at the Annual Meeting for a three year term. Terry Hartshorn, Alan Hoops, David Reed, Lloyd Ross and Jean Bixby Smith are directors whose terms of office continued after the Annual Meeting.

The votes of the holders of 10,173,783 shares of Class A Common Stock were cast "FOR" the election of the two directors of the Company. The votes "FOR" represent approximately 82 percent of all shares of Class A Common Stock outstanding and entitled to vote and 100 percent of all shares voted.

PROPOSAL TO APPROVE AN AMENDMENT TO THE COMPANY'S CERTIFICATE OF INCORPORATION, AS AMENDED, TO INCREASE THE TOTAL NUMBER OF SHARES WHICH THE COMPANY HAS THE AUTHORITY TO ISSUE.

This proposal sought approval of an amendment to the Company's Certificate of Incorporation which would increase the total number of shares of stock which the Company has the authority to issue to 220,000,000. The Amendment increases the total number of shares of Class A Common Stock which the Company is authorized to issue from 30,000,000 to 100,000,000, increases the total number of shares of Class B Common Stock which the Company is authorized to issue from 60,000,000 to 100,000,000 and increases the total number of shares of preferred stock, which the Company is authorized to issue from 10,000,000 to 20,000,000.

The votes of the holders of 7,420,615 shares of Class A Common Stock were cast "FOR" the proposal to amend the Company's Certificate of Incorporation to increase the total number of shares the Company is authorized to issue, the votes of holders of 1,193,975 shares of Class A Common Stock were cast "AGAINST" and the holders of 16,357 shares of Class A Common Stock "ABSTAINED" from voting. The votes "FOR" represents approximately 60 percent of all shares of Class A Common Stock outstanding and entitled to vote and 73 percent of all shares voted.

PROPOSAL TO APPROVE THE AMENDED 1992 NON-OFFICER DIRECTORS STOCK OPTION PLAN OF PACIFICARE HEALTH SYSTEMS, INC.

This proposal sought shareholder approval of the Amended 1992 Non-Officer Directors Stock Option Plan of PacifiCare Health Systems, Inc. (the "Directors Plan"). The Directors Plan supersedes the existing 1992 Non-Officer Directors Stock Option Plan of PacifiCare Health Systems, Inc. and provides for the automatic and immediate acceleration of the vesting of all non-qualified stock options ("NQSOs") granted under the Directors Plan upon the occurrence of a change of control, as long as the NQSOs have been held for at least six months.

The votes of the holders of 9,667,538 shares of Class A Common Stock were cast "FOR" the proposal to approve the Directors Plan, the votes of holders of 488,744 shares of Class A Common Stock were cast "AGAINST" and the holders of 20,537 shares of Class A Common Stock "ABSTAINED" from voting. The votes "FOR" represents approximately 78 percent of all shares of Class A Common Stock outstanding and entitled to vote and 95 percent of all shares voted.




Item 5:  Other Information

        On January 12 1996, Fred V. Ryder, Senior Vice President and Corporate Controller of the Company resigned. Wayne B. Lowell, Executive Vice President, Chief Administrative Officer and Chief Financial Officer has assumed the Corporate Controller responsibilities.

Item 6:  Exhibits and Reports

        a) Exhibit Index

               Exhibit 3.1    Certificate of Incorporation, as amended

               Exhibit 10.1 Amended 1992 Non-Officer Directors Stock Option Plan of PacifiCare Health Systems, Inc.

               Exhibit 10.2 PacifiCare Health Systems, Inc., Amended Non-Employee Director Compensation and Retirement Plan

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


                         PACIFICARE HEALTH SYSTEMS, INC.
                                  (Registrant)



Date:            ??                  By:   /s/     Alan Hoops
      ------------------------             --------------------------
                                                   Alan Hoops
                                                   President,
                                             Chief Executive Officer
                                                  and Director


Date:            ??                  By:   /s/    Wayne Lowell
      ------------------------             --------------------------
                                                  Wayne Lowell
                                            Executive Vice President,
                                        Chief Administrative Officer and
                                             Chief Financial Officer