Form 10-Q
period 1996-06-30
PACIFICARE HEALTH SYSTEMS INC
filed 1996-08-09
CIK 766456

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                              ------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

                             ____________________________
                            Commission File Number 0-14181

                           PACIFICARE HEALTH SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)

              Delaware                                33-0064895
    (State or other jurisdiction of    (IRS Employer Identification Number)
    incorporation or organization)

                   5995 Plaza Drive, Cypress, California 90630-5028
             (Address of principal executive offices, including zip code)

         (Registrant's telephone number, including area code) (714)  952-1121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                     -------    -----
As of July 31, 1996, there were 12,370,758 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 18,812,953 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Part 1:  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

PacifiCare Health Systems, Inc.
 Condensed Consolidated Balance Sheets
- --------------------------------------------------------------------------------
                                                      June 30,     September 30,
 (Amounts in thousands,                                 1996           1995
   except per share data)                            (Unaudited)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Assets
- --------------------------------------------------------------------------------
  Current assets:
    Cash and equivalents                            $   154,461    $   279,145
    Marketable securities                               522,061        532,380
    Receivables, net                                    139,494        112,408
    Prepaid expenses                                      4,708          9,469
    Deferred income taxes                                28,773         28,207
- --------------------------------------------------------------------------------

         Total current assets                           849,497        961,609
- --------------------------------------------------------------------------------
  Property, plant and equipment, net                     95,270         99,276
  Marketable securities--restricted                      24,416         23,108
  Goodwill and intangible assets                        289,189        295,794
  Other assets                                            6,285          5,585
- --------------------------------------------------------------------------------
                                                  $   1,264,657  $   1,385,372
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
  Liabilities and Shareholders' Equity

  Current liabilities:
    Medical claims and benefits payable             $   273,800    $   288,400
    Accounts payable and accrued liabilities            149,586        149,203
    Unearned premium revenue                             16,426        195,413
    Long-term debt due within one year                    6,200          7,978
- --------------------------------------------------------------------------------
         Total current liabilities                      446,012        640,994
- --------------------------------------------------------------------------------
  Long-term debt due after one year                       5,555         11,949
  Minority interest                                         392            405
  Shareholders' equity:
    Preferred shares, par value $1.00 per share;
         20,000 shares authorized; none issued                -              -
    Class A common shares, par value $0.01 per
         share; 100,000 shares authorized; 12,371
         and 12,331 issued at June 30, 1996 and
         September 30, 1995, respectively                   124            123
    Class B common shares, par value $0.01 per
         share; 100,000 shares authorized; 18,813
         and 18,551 issued at June 30, 1996 and
         September 30, 1995, respectively                   188            186
    Additional paid-in capital                          364,053        347,548
    Unrealized gains on available-for-sale
         securities, net of taxes                           684          4,944
    Retained earnings                                   447,649        379,223
- --------------------------------------------------------------------------------

         Total shareholders' equity                     812,698        732,024
- --------------------------------------------------------------------------------
                                                  $   1,264,657  $   1,385,372
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
See accompanying notes.

 PacifiCare Health Systems, Inc.
  Consolidated Statements of Income (unaudited)
- --------------------------------------------------------------------------------
                                                           Three months ended
                                                                 June 30,
 (Amounts in thousands,                              ---------------------------
  except per share data)                                   1996          1995
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
  Revenue:
    Commercial premiums                             $   476,048    $   399,919
    Government premiums (Medicare and Medicaid)         705,652        568,508
    Other income                                         13,018         12,809
- --------------------------------------------------------------------------------
         Total operating revenue                      1,194,718        981,236
- --------------------------------------------------------------------------------

  Expenses:
  Health care services:
    Medical services                                    474,471        385,446
    Hospital services                                   403,021        329,953
    Other services                                      118,608         96,957
- --------------------------------------------------------------------------------
         Total health care services                     996,100        812,356
- --------------------------------------------------------------------------------

  Marketing, general and administrative expenses        145,119        127,063
  Amortization of intangibles                             2,323          2,231
  Disposition and restructuring charges                  17,147              -
  Office of Personnel Management reserve charge          25,000              -
- --------------------------------------------------------------------------------

  Operating income                                        9,029         39,586
  Interest income                                        10,275         12,310
  Interest expense                                         (395)        (1,029)
- --------------------------------------------------------------------------------

    Income before income taxes                           18,909         50,867
 Provision for income taxes                              10,331         20,619
- --------------------------------------------------------------------------------
 Net income                                           $   8,578     $   30,248
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

 Weighted average common shares and
         equivalents outstanding used to
         calculate earnings per share                    31,697         31,313
- --------------------------------------------------------------------------------

 Earnings per share                                    $   0.27       $   0.97
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

 See accompanying notes.

 PacifiCare Health Systems, Inc.
  Consolidated Statements of Income (unaudited)
- --------------------------------------------------------------------------------
                                                           Nine months ended
                                                                June 30,
  (Amounts in thousands,                           -----------------------------
  except per share data)                                  1996           1995
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Revenue:
    Commercial premiums                           $   1,374,864  $   1,099,436
    Government premiums (Medicare and Medicaid)       2,005,285      1,577,764
    Other income                                         36,063         38,416
- --------------------------------------------------------------------------------

         Total operating revenue                      3,416,212      2,715,616
- --------------------------------------------------------------------------------

  Expenses:
  Health care services:
    Medical services                                  1,352,362      1,056,673
    Hospital services                                 1,170,526        918,995
    Other services                                      333,048        262,836
- --------------------------------------------------------------------------------

         Total health care services                   2,855,936      2,238,504
- --------------------------------------------------------------------------------

  Marketing, general and administrative expenses        425,147        364,349
  Amortization of intangibles                             6,904          4,863
  Disposition and restructuring charges                  17,147              -
  Office of Personnel Management reserve charge          25,000              -
- --------------------------------------------------------------------------------

  Operating income                                       86,078        107,900
  Interest income                                        34,749         27,815
  Interest expense                                       (1,737)        (4,723)
- --------------------------------------------------------------------------------

 Income before income taxes                             119,090        130,992
 Provision for income taxes                              50,664         53,328
- --------------------------------------------------------------------------------

 Net income                                          $   68,426     $   77,664
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

 Weighted average common shares and
    equivalents outstanding used to
    calculate earnings per share                         31,654         29,378
- --------------------------------------------------------------------------------

 Earnings per share                                    $   2.16       $   2.64
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

 See accompanying notes.

 PacifiCare Health Systems, Inc.
  Consolidated Statements of Cash Flows (unaudited)
- --------------------------------------------------------------------------------
                                                            Nine months ended
                                                                 June 30,
                                                     ---------------------------
  (Amounts in thousands)                                   1996           1995
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Operating activities:
    Net income                                       $   68,426     $   77,664
    Adjustments to reconcile net income to net
         cash provided by operating activities:
         Office of  Personnel Management reserve
              charge                                     25,000              -
         Depreciation and amortization                   17,287         15,415
         Disposition and restructuring charges           17,147              -
         Amortization of intangibles                      6,904          4,863
         Deferred income taxes                            1,805          7,986
         Provision for doubtful accounts                    561            392
         Loss on disposal of fixed assets                   529            198
         Other noncash charges to income                     (7)           111
         Changes in assets and liabilities,
              net of effects from acquisitions:
                Accounts receivable                     (26,726)       (22,498)
                Prepaid, intangible and other
                    assets                                4,028         (6,048)
                Medical claims and benefits payable     (15,688)       (19,716)
                Accounts payable and accrued
                    liabilities                         (24,384)        22,238
                Unearned premium revenue               (179,790)        34,630
- --------------------------------------------------------------------------------

         Net cash flows (used in) provided by
              operating activities                     (104,908)       115,235
- --------------------------------------------------------------------------------

 Investing activities:
    Purchase of property, plant and equipment           (17,350)       (16,670)
    Acquisitions, net of cash acquired                   (5,923)      (135,440)
    Sale of marketable securities                         3,633         18,327
    Purchase of marketable securities - restricted       (1,308)        (3,520)
- --------------------------------------------------------------------------------

         Net cash flows used in investing activities    (20,948)      (137,303)
- --------------------------------------------------------------------------------

 Financing activities:
    Proceeds from issuance of common stock                9,059        199,987
    Principal payments on long-term debt                 (7,887)      (173,644)
    Borrowings under long-term lines of credit                -         83,335
- --------------------------------------------------------------------------------
         Net cash flows provided by financing
              activities                                  1,172        109,678
- --------------------------------------------------------------------------------

 Net (decrease) increase in cash and equivalents       (124,684)        87,610
 Beginning cash and equivalents                         279,145        192,609
- --------------------------------------------------------------------------------

 Ending cash and equivalents                        $   154,461    $   280,219
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

 See accompanying notes.

 PacifiCare Health Systems, Inc.
  Consolidated Statements of Cash Flows (unaudited)
- --------------------------------------------------------------------------------
 (Amounts in thousands)                                    Nine months ended
                                                                June 30,
                                                     ---------------------------
                                                           1996          1995
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Supplemental cash flow information:
    Cash paid during the period for:
         Income taxes                                 $  52,673      $  42,417
         Interest                                     $   1,994      $   2,534
 Supplemental schedule of noncash investing
   and financing activities:
    Tax benefit realized upon exercise
         of stock options                             $   6,288      $   3,047
    Compensation awarded in Class B
         Common Stock                                 $   1,161      $   1,024
         Leases capitalized                           $     155      $     392
- --------------------------------------------------------------------------------
 Details of unrealized gains on available-for-sale
   securities:
    Increase (decrease) in marketable securities      $  (6,914)     $   8,118
    Less decrease (increase) in deferred income
      tax assets                                          2,654         (3,127)
- --------------------------------------------------------------------------------

    Increase (decrease) in shareholders' equity      $   (4,260)     $   4,991
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

 Details of businesses acquired in purchase
   transactions:
    Fair value of assets acquired                    $    9,773      $ 147,730
    Less liabilities assumed or created, including
      notes to seller                                     2,370         10,714
- --------------------------------------------------------------------------------
    Cash paid for acquisitions                            7,403        137,016
    Less cash acquired in acquisitions                    1,480          1,576
- --------------------------------------------------------------------------------
    Net cash paid for acquisitions                   $    5,923      $ 135,440
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  See accompanying notes.

                           PACIFICARE HEALTH SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1996

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

NOTE 2 - ACQUISITIONS

    During the nine months ended June 30, 1996 and during fiscal year 1995, the Company made several acquisitions (the "Acquisitions"). In January 1996, the Company acquired Psychology Systems, Inc., a California-based managed care behavioral health and employee assistance program company with approximately 275,000 covered lives.

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

- --------------------------------------------------------------------------------
 (Unaudited)               Three Months Ended         Nine Months Ended
                                 June 30                   June 30
 (Amounts in thousands,       --------------------------------------------------
    except per share amounts)     1995            1996                1995
- --------------------------------------------------------------------------------
 Premium revenue             $  970,638     $  3,383,324        $  2,753,468
 Total operating revenue     $  983,447     $  3,419,405        $  2,792,612
 Pretax income               $   48,035     $    118,870        $    127,080
 Net income                  $   28,332     $     68,295        $     74,922
 Earnings per share          $     0.90     $       2.16        $       2.55
- --------------------------------------------------------------------------------

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

NOTE 4 - SHAREHOLDERS' EQUITY

    In March 1996, the Shareholders of the Company approved an amendment (the "Amendment") to the Company's Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to increase the total number of authorized shares of stock which the Company has the authority to issue to 220,000,000. The Amendment increased the number of shares of the Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), which the Company is authorized to issue from 30,000,000 to 100,000,000, increased the number of shares of the Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), which the Company is authorized to issue from 60,000,000 to 100,000,000 and increased the total number of shares of preferred stock, par value $1.00 per share (the "preferred stock"), which the Company is authorized to issue from 10,000,000 to 20,000,000.

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

    In December 1994, the Company completed a public offering of 90,000 shares of its Class B Common Stock to certain physician groups which currently contract with the Company. Each group has entered into an irrevocable obligation to purchase a fixed number of shares of the Class B Common Stock over a five year period beginning May 1, 1996 at $64.88 per share. As of June 30, 1996, 14,000 shares had been exercised and 20,000 shares forfeited.

NOTE - 5  DISPOSITION AND CHARGES

    The results for the three and nine months ended June 30, 1996 include pretax charges of $17.1 million ($13.0 million or $0.41 loss per share, net of tax) for the disposition of Pasteur Delivery Systems ("PDS") and certain restructuring charges.

    Effective June 1, 1996, PacifiCare of Florida, Inc. ("PCFL") and its PDS affiliates sold the assets of the PDS staff-model medical clinics to PrimeCare of Florida, Inc. ("PrimeCare"). The transaction resulted in a pretax loss of $9.3 million ($8.3 million or $0.26 loss per share, net of tax), primarily attributable to the write off of goodwill and certain other assets, the majority of which is not deductible for income tax purposes. PrimeCare assumed the daily operations of the PDS clinics on June 1, 1996, delivering primary and specialty health care services to certain members under capitated contracts with PCFL.

    The Company recorded a pretax restructuring charge of $7.8 million ($4.7 million, or $0.15 per share, net of tax) for the three and nine months ended
June 30, 1996.    In June 1996, management approved a plan relating to the
discontinuation of certain specialty health care products and services that do not meet the Company's strategic and economic return objectives and the restructuring of regional operations, including a reduction in workforce and the
completion of regional customer service centers.   The restructuring plan was
announced to all affected employees prior to June 30, 1996. The expected costs encompass employee separation, ($3.8 million loss, pretax), asset write-offs ($2.5 million loss, pretax), and certain other costs ($1.5 million loss, pretax).

    These restructuring activities will result in additional operating costs for the remaining three months of fiscal year 1996 and should be substantially complete by the end of the first six months of fiscal year 1997. Remaining operating costs will include duplicative employee costs, training, relocation, and other integration costs during the transition period.

NOTE - 6  OFFICE OF PERSONNEL MANAGEMENT RESERVE CHARGE

    The results for the three and nine months ended June 30, 1996 include a pretax charge of $25 million ($14.9 million, or $0.47 loss per share, net of tax) for an increase of reserves in anticipation of negotiations relating to potential governmental claims for contracts with the United States Office of Personnel Management ("OPM"). The Company's HMO subsidiaries have commercial contracts with OPM to provide managed health care services to approximately 64,000 members under the Federal Employees Health Benefits Program ("FEHBP") for Federal employees, annuitants and their dependents. OPM, as a normal course of business, audits health plans with which it contracts to, among other things, verify that premiums charged under OPM contracts are established in compliance with community rating and other requirements under the FEHBP. OPM audits for multiple periods are in various stages of completion for several of the Company's HMO subsidiaries.

    The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued which could arise upon completion of the audits by OPM of the health plans, would not materially affect the Company's consolidated financial position, results of operations or cash flows.

NOTE 7 - CONTINGENCIES

    The Company is involved in legal actions in the normal course of business, some of which seek substantial monetary damages, including claims for punitive damages which are not covered by insurance. Additionally, the Company's programs, including services provided to government employees, in the normal course of its business, are subject to retrospective audits by the respective regulating agencies. After review, including consultation with counsel, management believes any ultimate liability in excess of amounts accrued which could arise from audits or legal actions would not materially affect the Company's consolidated financial position, results of operations or cash flows.

NOTE 8 - SUBSEQUENT EVENTS

    On August 4, 1996, the Company entered into a definitive agreement and plan of reorganization with FHP International Corporation ("FHP"), the Fountain Valley-based health care services company, in which the Company will acquire FHP for a total purchase price expected to be approximately $2.1 billion. FHP is a diversified health care services company which, through its HMO subsidiaries, serves more than 1.9 million members in 11 states and Guam. FHP reported revenues of $3.1 billion and net income of $22.7 billion for the nine-month period ended March 31, 1996. FHP also operates a health and life indemnity insurer, a workers' compensation insurer, and a national preferred provider organization. FHP is one of the largest providers of health care services for Medicare beneficiaries in the United States. The transaction is subject to various federal and state regulatory approvals, approval of the stockholders of both companies and other customary conditions and is expected to close by the end of the calendar year. The transaction will be accounted for as a purchase and is designed to qualify as a tax-free exchange for the stock portion.

    Terms of the transaction call for holders of FHP common stock to receive a package of consideration equal, at present market prices, to approximately $35.00 per share of the FHP common stock held, of which $17.50 per FHP share of the total consideration will be paid in cash. PacifiCare will also issue to holders of FHP common stock a total of approximately 2,300,000 shares of PacifiCare's Class A Common Stock, with the remainder being paid in shares of PacifiCare's Class B Common Stock. Holders of FHP's Series A Preferred Stock will receive approximately $14.11 in cash per FHP share, as well as one-half share of a new PacifiCare convertible series A Preferred Stock with terms similar to those of the existing FHP Series A Preferred Stock. PacifiCare has received a commitment letter from Bank of America to provide financing for the transaction. Common and Preferred shareholders of FHP will also receive rights to purchase FHP's ownership of the stock of Talbert Medical Management Corporation, to be distributed following the completion of the merger.

    The current operations of PacifiCare in California, Florida, Oklahoma, Oregon, Texas and Washington will be expanded to include operations in Arizona, Colorado, Illinois, Indiana, Kentucky, New Mexico, Nevada, Ohio, Utah and Guam.

Part I:  FINANCIAL INFORMATION

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents membership data by region and by consumer type as of the dates indicated.

                                 At June 30, 1996                            At June 30, 1995
- ---------------------------------------------------------------------------------------------------------
                                    Government                                  Government
                                   (Medicare &                                 (Medicare &
MEMBERSHIP DATA     Commercial       Medicaid)       Total       Commercial      Medicaid)        Total
- ---------------------------------------------------------------------------------------------------------
 California           947,908        407,325      1,355,233        785,661        360,385      1,146,046
 Florida               41,365          4,048         45,413         54,699         10,919         65,618
 Oklahoma             113,814         24,564        138,378        111,481         15,351        126,832
 Oregon               109,489         45,020        154,509         88,144         42,161        130,305
 Texas                105,411         58,013        163,424         69,768         44,931        114,699
 Washington            89,011         49,764        138,775         66,024         32,847         98,871
- ---------------------------------------------------------------------------------------------------------
 Total membership   1,406,998        588,734      1,995,732      1,175,777        506,594      1,682,371
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------



                                                      Three months ended    Nine months ended
OPERATING STATISTICS                                       June 30,             June 30,
                                                      ---------------------------------------
                                                        1996      1995      1996      1995
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------
 Medical loss ratio (health care services as a
   percent of premium revenue)

   Consolidated                                        84.3%     83.9%     84.5%     83.6%
   Commercial                                          82.6%     83.6%     83.5%     82.2%
   Government (Medicare and Medicaid)                  85.5%     84.1%     85.1%     84.6%

 Marketing, general and administrative expenses
   as a percent of operating revenue                   12.1%     12.9%     12.4%     13.4%

 Operating income before disposition, restructuring
   and OPM reserve charges as a percent of
   operating revenue                                    4.3%      4.0%      3.8%      4.0%

 Effective tax rate                                    54.6%     40.5%     42.5%     40.7%
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS

                      Three and Nine months Ended June 30, 1996
                                    Compared to the
                      Three and Nine months Ended June 30, 1995

    Total operating revenue increased 22 percent to $1.2 billion for the three months ended June 30, 1996 from $981 million for the same period in the prior year. Enrollment growth in both the commercial and government programs, offset slightly by decreases in commercial premium rates, provided an increase in total operating revenue of $202 million. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase in operating revenue. Membership growth is expected to continue in both the commercial and government programs. However, increased competition for members and expected Medicaid disenrollment in all markets with Medicaid members, combined with a larger membership base are expected to cause the rate of membership growth to decline from the rates experienced in both programs in 1995.

    Total operating revenue increased 26 percent to $3.4 billion for the nine months ended June 30, 1996 from $2.7 billion for the same period in the prior year. Growth in both the commercial and government programs, a result of enrollment gains, offset slightly by decreases in commercial premium rates, provided an increase in total operating revenue of $595 million. In addition, approximately $81 million of the increase in total operating revenue represents the incremental operations included in the nine months ended June 30, 1996 of the Acquisitions described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. The Company's specialty managed care products and services and its joint venture medical groups contributed the remainder of the increase.

    For the three and nine months ended June 30, 1996, commercial HMO premiums increased $65 million and $249 million to $435 million and $1.3 billion, respectively, as compared to the same periods in the prior year. Compared to the prior year, commercial HMO membership at June 30, 1996 increased 20 percent to 1,406,998 members due to continued growth in California, Oregon, Oklahoma, Texas and Washington. Commercial HMO membership growth provided the increase in commercial premiums, more than offsetting premium rate decreases averaging two percent occurring in most markets. The effects of the Acquisitions described above contributed $66 million for the nine months ended June 30, 1996. The Company expects commercial premium rates to remain flat or increase slightly from June 30, 1996 rates as competitive pressures begin to ease.

    Government premiums rose $137 million to $706 million and $428 million to $2.0 billion for the three and nine months ended June 30, 1996 from $569 million and $1.6 billion in the same periods of fiscal year 1995. Enrollment gains, predominantly in the Medicare programs, accounted for 76 percent and 84 percent of the increase for the three and nine month period ended June 30, 1996, respectively. The remainder of the premium increase is attributable to the incremental effect of the Acquisitions and premium rate increases averaging five and three percent for the three and nine months ended June 30, 1996, respectively as compared to the same periods in the prior year. Effective January 1, 1996, the Company received an average premium rate increase of approximately 5.6 percent from the Health Care Financing Administration ("HCFA") for the areas in which the Company operates its Medicare programs. HCFA rate increases were partially offset by reductions in member paid supplemental premiums in the Oregon and Oklahoma markets. Premium rate increases for Medicare risk programs, including the Company's Secure Horizons program, beginning January 1, 1997 are expected to be comparable or slightly higher than rate increases received in 1996. Because Federal legislation may change Medicare reimbursement rates, there can be no assurance that expected rate increases will materialize.

    The increase in the commercial medical loss ratio (health care service expense as a percent of premium revenue, the "medical loss ratio") for the three and nine months ended June 30, 1996 is primarily due to lower premiums and increased HMO health care costs, combined with increased costs in the Company's specialty managed care products and services. Compared to the same periods in the prior year, the Company's HMOs are experiencing higher physician and prescription drug costs. Over the remainder of fiscal 1996, the commercial medical loss ratio is expected to be comparable to the nine months ended June 30, 1996. Lower commercial costs are expected because of provider contract changes, including the recent Florida disposition described in Note 5 of the Notes to the Condensed Consolidated Financial Statements. In addition, the commercial medical loss ratio should benefit from a less competitive pricing environment, primarily in

California, allowing premium rate stabilization or increases for HMO and preferred provider organization ("PPO") indemnity products. The fiscal 1996 commercial medical loss ratio is expected to continue to be higher than the 82.5 percent experienced in fiscal 1995 as the Company augments its traditional HMO products with other managed care options, including its indemnity products.

    The increase in the medical loss ratio for the government programs reflects increased physician costs due to higher membership growth in areas with higher physician costs combined with lower member supplemental premiums and enhanced benefits provided to enrollees. These increased costs are partially offset by January 1, 1996 HCFA premium rate increases. The fiscal 1996 medical loss ratio for the government programs is expected to be comparable to or slightly higher than the nine months ended June 30, 1996.

    Marketing, general and administrative expenses increased $18 million to
$145 million for the three months ended June 30, 1996 from $127 million for the same period in 1995. As a percentage of operating revenue, marketing, general and administrative expenses decreased to 12.1 percent from 12.9 percent for the
quarter ended June 30, 1996.   For the nine months ended June 30, 1996
marketing, general and administrative expenses totaled $425 million, an increase of $61 million over the same period in the prior year. As a percentage of operating revenue, marketing general and administrative expenses decreased to
12.4 percent from 13.4 percent for the same period in the prior year. These decreases are primarily attributable to realizing the benefit of investments in the Company's infrastructure which have proven adequate to support the growth in membership. Marketing, general and administrative expenses determined as a percentage of operating revenue for the remainder of fiscal 1996 are expected to continue to be favorable compared to 1995 and consistent with or slightly better than the rate for the nine months ended June 30, 1996 as the Company continues to invest in its infrastructure and the consolidation of its regional customer service centers.

    The Company recognized pretax charges for the three and nine months ended June 30, 1996 totaling $42.1 million ($27.9 million or $0.88 loss per share, net of tax), including a reserve for potential government claims with the OPM for multiple contract years, the disposition of PDS, and certain restructuring charges. These are described in Notes 5 and 6 of the Notes to the Condensed Consolidated Financial Statements.

    The pretax charge associated with OPM was $25.0 million ($14.9 million or $0.47 loss per share, net of tax) and relates to the Company's commercial contracts with OPM to provide managed health care services to approximately 64,000 members under the Federal Employees Health Benefits Program for Federal employees, annuitants and their dependents. OPM, as a normal course of business, audits health plans with which it contracts. OPM audits for multiple periods are in various stages of completion for several of the Company's HMO subsidiaries. The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued which could arise upon completion of the audits by OPM of the health plans, would not materially affect the Company's consolidated financial position, results of operations or cash flows.

    Effective June 1, 1996, PCFL and its PDS affiliates sold the assets of the PDS staff-model medical clinics to PrimeCare. The transaction results in a pretax loss of $9.3 million ($8.3 million or $0.26 loss per share, net of tax), primarily attributable to the write off of goodwill and certain other assets, the majority of which is not deductible for income tax purposes. PrimeCare assumed the daily operations of PDS clinics June 1, 1996, delivering primary and specialty health care services to certain members under capitated contracts with PCFL.

    The Company also recorded a pretax restructuring charge of $7.8 million ($4.7 million, or $0.15 per share, net of tax) for the three and nine months
ended June 30, 1996.   Management approved a plan relating to the
discontinuation of certain specialty health care products and services that do not meet the Company's strategic and economic return objectives and restructuring of regional operations, including a reduction in workforce and the
completion of regional customer service centers.   The expected costs encompass
employee separation, asset write-offs and certain other costs.

    The consolidated effective income tax rate for the quarter ended June 30, 1996 was 54.6 percent compared to 40.5 percent for the same period in 1995. The increase is attributable to the disposition charge described in Note 5 of the Notes to the Condensed Consolidated Financial Statements, the majority of which is not deductible for income tax purposes.

    Income exclusive of the disposition, restructuring and OPM charges described above was $36 million and $96 million or a 21 percent and 24 percent increase over the three and nine months ended June 30, 1996, respectively. Earnings per share, before disposition, restructuring and OPM charges, increased 19 percent or $0.18 to $1.15 for the quarter ended June 30, 1996 over the same period in the prior year. For the nine months ended June 30, 1996, earnings per share before disposition, restructuring and OPM charges, increased 15 percent or $0.40 to $3.04 from the same period in the prior year. The increases reflect membership growth in both the commercial and government programs and lower marketing, general and administrative costs.

    Net income decreased 72 percent to $8.6 million for the quarter ended June 30, 1996 compared to $30 million in the same period in the prior year. For the nine months ended June 30, 1996, net income decreased 12.9 percent to $68 million compared to $78 million for the same period in the prior year. Earnings per share of $0.27 were 72 percent lower than the prior year's quarterly earnings per share of $0.97. For the nine months ended June 30, 1996, earnings per share decreased 18 percent to $2.16 from $2.64 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital as of June 30, 1996 was $403 million, an increase of $83 million from September 30, 1995. The increase in working capital is primarily attributable to a decrease in unearned premiums and an increase in accounts receivable. The increase in receivables is primarily attributable to increased provider and government receivables as well as growth in membership. Unearned premium revenue decreased $180 million primarily because the September 1995 HCFA Medicare premium payment was received in advance. These changes contributed to a decrease in cash and the use of cash in operations of $105 million.

    In November 1994, the Company established with B of A and a syndicate of banks, the $250 million B of A Credit Line (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). At June 30, 1996, there were no advances under the B of A Credit Line.

    Pursuant to the planned merger of the Company and FHP (see Note 8 of the Notes to the Condensed Consolidated Financial Statements), on August 2, 1996 the Company secured a commitment from B of A to provide a $1.5 billion credit facility (the "Credit Facility") to finance the business combination. Interest will be paid at a rate per annum equal to the London Interbank Offered Rate plus a spread or a base rate determined by B of A. The Credit Facility will replace the Company's existing B of A Credit Line. The Company believes that its current capital resources, including financing commitments, are adequate to fund the existing HMO operations, the merger and integration of the Company and FHP, the introduction of new products and services and the continued development of its health care related business.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning future premium pricing levels, future membership, future medical loss ratio levels, the Company's ability to control healthcare, marketing, general and administrative costs, OPM and restructuring costs and all other statements that are not historical facts are forward looking statements. Actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. The Company's ability to expand is affected by increasing competition not only in product choices but also in the number of competitors in the Company's service areas. Certain large employer groups and other purchasers of commercial health care services continue to demand minimal premium rate increases or reductions in premium rates while limiting the number of choices offered to employees. In addition, securing cost effective contracts with additional physicians remains difficult due to competition among HMOs for physician contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, which could result in premium rate decreases by government agencies, levels of utilization of health care services, new technologies, hospital costs, major epidemics, natural disasters and numerous other external influences may affect the
Company's operating results.   The Company's expectations for the future are
based on current information and evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to premium rates, benefits offered, membership growth, the medical loss ratio and as a result, profitability and therefore affect the forward looking statements included in these reports. In addition, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to the other risks discussed in other documents filed by the Company with the SEC.

Part II. OTHER INFORMATION

Item 1:  Legal Proceedings

              None

Item 2:  Changes in Securities

              None

Item 3:  Defaults Upon Senior Securities

              None

Item 4:  Submission of Matters to a Vote of Security Holders

              None

Item 5:  Other Information

              On June 28, 1996, Roger Taylor, M.D., Executive Vice President and Chief Medical Officer of the Company resigned. Linda Lyons, M.D., was hired as Senior Vice President of Health Services as of June 10, 1996.

Item 6:  Exhibits and Reports

              a) Exhibit Index

                        Exhibit 2.1 Agreement and Plan of Reorganization Among Pacificare Health Systems, Inc., N-T Holdings, Inc., Neptune Merger Corp., Tree Acquisition Corp. and
                                       FHP International Corporation

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

                           PACIFICARE HEALTH SYSTEMS, INC.
                                     (Registrant)


Date:         August 9, 1996                By:   /s/ Alan Hoops
         --------------------------              ----------------------------
                                                      Alan Hoops
                                                      President,
                                                 Chief Executive Officer
                                                      and Director


Date:         August 9, 1996                By:   /s/ Wayne Lowell
         --------------------------              ----------------------------
                                                      Wayne Lowell
                                                 Executive Vice President,
                                            Chief Administrative Officer and
                                                 Chief Financial Officer