Form 10-Q/A
period 1996-06-30
PACIFICARE HEALTH SYSTEMS INC
filed 1996-08-19
CIK 766456

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

NOTE 8 - SUBSEQUENT EVENTS

    On August 4, 1996, the Company entered into a definitive agreement and plan of reorganization with FHP International Corporation ("FHP"), the Fountain Valley-based health care services company, in which the Company will acquire FHP for a total purchase price expected to be approximately $2.1 billion. FHP is a diversified health care services company which, through its HMO subsidiaries, serves more than 1.9 million members in 11 states and Guam. FHP reported revenues of $3.1 billion and net income of $22.7 million for the nine-month period ended March 31, 1996. FHP also operates a health and life indemnity insurer, a workers' compensation insurer, and a national preferred provider organization. FHP is one of the largest providers of health care services for Medicare beneficiaries in the United States. The transaction is subject to various federal and state regulatory approvals, approval of the stockholders of both companies and other customary conditions and is expected to close by the end of the calendar year. The transaction will be accounted for as a purchase and is designed to qualify as a tax-free exchange for the stock portion.


    Terms of the transaction call for holders of FHP common stock to receive a package of consideration equal, at present market prices, to approximately $35.00 per share of the FHP common stock held, of which $17.50 per FHP share of the total consideration will be paid in cash. PacifiCare will also issue to holders of FHP common stock a total of approximately 2,350,000 shares of PacifiCare's Class A Common Stock, with the remainder being paid in shares of PacifiCare's Class B Common Stock. Holders of FHP's Series A Preferred Stock will receive approximately $14.11 in cash per FHP share, as well as one-half share of a new PacifiCare convertible series A Preferred Stock with terms similar to those of the existing FHP Series A Preferred Stock. PacifiCare has received a commitment letter from Bank of America to provide financing for the transaction. Common and Preferred shareholders of FHP will also receive rights to purchase FHP's ownership of the stock of Talbert Medical Management Corporation, to be distributed following the completion of the merger.

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


Date:         August 16, 1996               By:   /s/ Alan Hoops
         --------------------------              ----------------------------
                                                      Alan Hoops
                                                      President,
                                                 Chief Executive Officer
                                                      and Director


Date:         August 16, 1996               By:   /s/ Wayne Lowell
         --------------------------              ----------------------------
                                                      Wayne Lowell
                                                 Executive Vice President,
                                            Chief Administrative Officer and
                                                 Chief Financial Officer