Form 10-K
period 1996-09-30
PACIFICARE HEALTH SYSTEMS INC
filed 1996-12-18
CIK 766456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                         Commission File Number 0-14181

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant on December 2, 1996, was approximately $384,664,000.

     The number of shares of Class A Common Stock and Class B Common Stock outstanding at December 2, 1996, was 12,379,658 and 18,912,618, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

          DOCUMENT                                     WHERE INCORPORATED
Portions of the Registrant's
definitive Proxy Statement to                               Part III
be filed by January 29, 1997

                                     PART I

ITEM 1.    BUSINESS

     PacifiCare-Registered Trademark- Health Systems, Inc. (the "Company" or "PacifiCare") is one of the nation's leading managed health care services companies, serving approximately 2,031,000 HMO members in its commercial, Medicare and Medicaid product lines as of September 30, 1996. The Company is also a leader in the management, development and marketing of diversified health maintenance organization ("HMO") products and related services. The Company operates HMOs in California, Florida, Oklahoma, Oregon, Texas and Washington, which as of September 30, 1996 had a combined commercial HMO membership of approximately 1,434,000 members. Through internal growth and strategic acquisitions, the Company believes it has built a strong competitive position in California and has expanded operations into new and existing geographic markets.

     The Company, through its Secure Horizons-Registered Trademark- programs, operates the largest and one of the fastest growing Medicare risk programs in the United States (as measured by membership and membership growth, respectively) with approximately 554,000 members enrolled as of September 30, 1996. The Company believes that its Secure Horizons programs are attractive to Medicare beneficiaries because they provide a more comprehensive package of benefits than those available under traditional Medicare and they substantially reduce the member's administrative responsibilities.

     The Company's commercial and government (Medicare and Medicaid) members are provided some or all of the following health care services: primary and specialty physician care, hospital care, laboratory and radiology services, prescription drugs, dental and vision care, skilled nursing care, physical therapy and psychological counseling. The Company also offers certain specialty products and services to group purchasers and to other managed care organizations and their beneficiaries, including pharmacy benefit management, life and health insurance, behavioral health services, dental and vision services and Medicare risk management services.

     The Company believes that its ability to offer a comprehensive range of products and services, combined with its long-term relationships with health care providers will enable the Company to respond effectively to the changing needs of the health care marketplace. The Company anticipates that it will continue to be among the nation's leading managed health care services companies.

RECENT DEVELOPMENTS

     On August 5, 1996, the Company announced that it had entered into a definitive agreement and plan of reorganization with FHP International Corporation, the Fountain Valley-based health care services company ("FHP"), in which the Company will acquire FHP for a total purchase price of approximately $2.1 billion (the "FHP Transaction"). FHP is a diversified health care services company which, through its HMO subsidiaries, serves approximately 1.9 million members in 11 states and Guam. FHP reported revenues of $4.2 billion and net income of $44.2 million for the fiscal year ended June 30, 1996. FHP also operates a health indemnity insurer, a workers' compensation insurer and a national preferred provider organization. FHP operates one of the largest providers of health care services for Medicare beneficiaries in the United States. As a result of the FHP Transaction, the Company and FHP will become wholly-owned subsidiaries of N-T Holdings, Inc., a corporation formed to effect the FHP Transaction ("PacifiCare Holding"). The FHP Transaction will result in the current operations of the Company in California, Florida, Oklahoma, Oregon, Texas and Washington being expanded to include operations in Arizona, Colorado, Illinois, Indiana, Kentucky, New Mexico, Nevada, Ohio, Utah and Guam.

     Terms of the FHP Transaction call for holders of FHP common stock to receive a package of consideration equal, at the time of signing, to approximately $35 per share of FHP common stock of which $17.50 per FHP share of common stock will be paid in cash. Holders of FHP common stock will also receive a total of 2,350,000 shares of Class A Common Stock, par value $0.01 per share, of PacifiCare Holding (the "PacifiCare Holding Class A Common Stock") with the remaining consideration to be paid in shares of PacifiCare Holding Class B Common Stock, par value $0.01 per share (the "PacifiCare Holding Class B Common Stock"). Holders of FHP preferred stock will receive either: $14.113 in cash and one-half share of PacifiCare Holding preferred stock, assuming approval of an amendment to the FHP Restated Certificate of Incorporation (or an irrevocable election by the holder of FHP preferred stock is made); or if the amendment is not approved (or an irrevocable election by the holder of FHP preferred stock is not made) (a) $25.00 in cash, (b) a mix of cash, PacifiCare Holding Class A and Class B

Common Stock determined by a formula described in the agreement and plan of reorganization, or (c) the consideration that would have been received had the FHP preferred stock been converted into FHP common stock immediately prior to the consummation of the FHP Transaction.

     The FHP Transaction is subject to various federal and state regulatory approvals, approval of both the Company's and FHP's shareholders and other customary closing conditions and is expected to close in January 1997. The FHP Transaction and any similar acquisitions could affect the Company's ability to integrate and manage its overall business effectively. In addition, the FHP Transaction is key to the Company's business strategy as it offers significant synergies creating a combined company that would be better able to respond to the needs of consumers and customers, the increased competitiveness of the health care industry and the opportunities that changes in the health care industry might bring. See "Business Strategy." There can be no assurance that the Company will be able to successfully integrate the administrative, management and service operations of FHP's and PacifiCare's subsidiaries, that such integration will occur in a timely or efficient manner, if at all, or that the uncertainty associated with such integration will not result in the loss of providers, employers, members or key employees. The failure to achieve such integration in a timely or efficient manner could materially and adversely affect the Company.

     To focus on the challenges which may arise as a result of the FHP Transaction, the Company intends to dispose of various business operations. These include the potential sale of its Florida operations and certain specialty products and services.

     PacifiCare of Florida ("PCFL") was established in 1994 through the acquisition of two health plans which resulted in more than $62.1 million of goodwill recognized in purchase accounting. As of September 30, 1996, PCFL had approximately 41,000 members in small group, individual and Medicaid health plans. The business strategy for PCFL profitability was based on the launching of the Company's Secure Horizons program in Florida. In response to the FHP Transaction and the considerable amount of resources which will be needed to integrate FHP's operations with those of the Company, assuming the FHP Transaction is consummated, the Company decided to explore options with respect to PCFL's operations, including a possible sale. Accordingly, the Company withdrew its HCFA application in September 1996. Consequently, the Company recognized a $58.7 million ($34.1 million or $1.08 per share, net of tax) impairment of PCFL goodwill and other intangible assets in the fourth quarter of fiscal year 1996 (See Note 11 of the Notes to the Consolidated Financial Statements). The Company expects to continue operations in Florida until a sale is consummated or the Company makes alternative arrangements. A comprehensive plan to dispose of PCFL's business may involve a restructuring charge in future periods.

THE MANAGED CARE INDUSTRY

     In response to the rapid increases in health care costs, employers, insurers, government entities and health care providers have sought alternative health care delivery systems, such as HMOs, that provide better controls on rising costs without sacrificing quality. HMOs provide members with access to quality health care, while employing a business strategy and management systems designed to encourage more cost-effective use of health care delivery systems.

     To accomplish these objectives, the following basic HMO models have evolved: the staff model, the group model, the network model and the IPA model. These models are distinguishable by the HMO's relationship with its physician providers and the capital investment required by the HMO to support its operations. Under the staff model, the HMO employs physicians and, ordinarily, provides the facility in which the physicians see patients. Under the staff model, physicians receive a salary (and sometimes a bonus) based on the performance of the HMO. Under the group model, the HMO contracts with one large multi-specialty medical group, which receives a monthly fixed fee for each HMO member (capitation), regardless of the medical services provided to each member. Under the network model, the HMO contracts with many physician groups generally though capitation. Finally, under an individual practice association ("IPA") model, the HMO contracts with independent physicians who are broadly dispersed throughout a community and who see patients in their own offices in exchange for a monthly capitation or a discounted fee for service. The Company primarily operates network model HMOs and, to a lesser extent, IPA and group model HMOs. To enhance cost and quality control, the Company may, in certain instances, expand its current involvement with health care providers by making investments in their operations or in health care facilities.

OPERATIONS, PRODUCTS AND SERVICES

HMO OPERATIONS

     The Company's total membership has grown from approximately 726,000 members at September 30, 1991 to approximately 2,031,000 members at September 30, 1996, a 23 percent compound annual growth rate. The Company's membership at September 30, 1996 by state and program is as follows:

                                   GOVERNMENT
                                   (MEDICARE &
                    COMMERCIAL      MEDICAID)        TOTAL      PERCENT OF TOTAL
                  --------------------------------------------------------------
California            962,409        411,492        1,373,901         67.6%
Florida                38,455          2,627           41,082          2.0%
Oklahoma              117,279         22,636          139,915          6.9%
Oregon                112,736         45,433          158,169          7.8%
Texas                 113,063         60,692          173,755          8.6%
Washington             90,533         53,351          143,884          7.1%
                  --------------------------------------------------------------

Total Membership    1,434,475        596,231        2,030,706        100.0%
                  --------------------------------------------------------------
                  --------------------------------------------------------------

COMMERCIAL PROGRAMS

     The Company's commercial membership has grown from approximately 567,000 members at September 30, 1991 to approximately 1,434,000 members at September 30, 1996, a 20 percent compound annual growth rate. The Company offers a comprehensive range of products, including HMOs, Preferred Provider Organization ("PPO") and Point of Service ("POS") plans, which combine the features of an HMO (a defined provider network providing care to members with reduced deductibles and co-payments) with the features of a traditional indemnity insurance product (the option to use any physician, with higher deductibles and co-payments). The Company has historically focused on the larger employer market, but has recently entered the smaller employer and individual markets. The Company believes that these markets have lower HMO penetration levels than the larger employer market and represent significant growth opportunities.

     For the commercial employer market, the Company offers a range of benefit plan designs that vary in the amount of member co-payments. The Company believes that nominal co-payments are useful in helping contain the costs of health care without providing a barrier to members seeking needed health care services. For an additional premium, the Company offers employers specialty managed care products and services, including dental and vision care and behavioral health care services. These optional services are generally provided through subcontracting or referral relationships with other health care providers.

     The Company's 25 largest employer groups as of September 30, 1996 accounted for approximately 31 percent of the total commercial membership, with the largest employer group accounting for approximately 5 percent of total commercial membership. The Company's five largest employer groups, in the aggregate, accounted for approximately 16 percent of its commercial revenue for the fiscal year ended September 30, 1996.

SECURE HORIZONS PROGRAMS

     The Company offers health care services to Medicare beneficiaries through its Secure Horizons programs. The Secure Horizons programs represent the largest and one of the fastest growing Medicare risk programs in the United States (as measured by membership and membership growth, respectively). Secure Horizons membership has grown from approximately 159,000 members at September 30, 1991 to approximately 554,000 members at September 30, 1996, a 28 percent compound annual growth rate. The Company believes the Medicare market continues to offer significant growth opportunities since only approximately 10 percent of the country's Medicare beneficiaries are enrolled in Medicare risk HMO programs such as those offered by the Company. The Company will seek to continue its growth in the Medicare risk arena by entering into new geographic markets with its Secure Horizons programs.

     The Company has been offering Secure Horizons since 1985, pursuant to annual contracts ("Medicare risk contracts") with the Health Care Financing Administration ("HCFA"). These Medicare risk contracts entitle the Company to a fixed fee-per-member premium, which is based upon the average cost of providing traditional fee-for-service Medicare benefits to the Medicare population in each county. The risk contracts are subject to periodic unilateral revisions by HCFA based upon updated demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. The Company's Medicare risk contracts are automatically renewed every 12 months unless the Company or HCFA elects to terminate them. HCFA may unilaterally terminate the Company's Medicare risk contracts if the Company fails to continue to meet compliance and eligibility standards. Termination of the Company's Medicare risk contracts could have a material adverse effect on the Company.
The Company, however, has no reason to believe that such termination will occur.

     The Company believes that its Secure Horizons programs are attractive to Medicare beneficiaries because they provide a more comprehensive range of benefits than the benefits offered under traditional Medicare and because these programs substantially reduce the beneficiaries' administrative responsibilities. Each Secure Horizons member enrolls individually and may disenroll by providing 30 days' notice. The Company believes that its Secure Horizons programs have one of the lowest disenrollment rates among Medicare risk plans.

     Because the average use of health care services by Medicare beneficiaries greatly exceeds the use of services by those who are under the age of 65, the Company's Medicare risk plans generate substantially larger per member revenue than the Company's commercial plans. Premium revenue for each Secure Horizons member is usually more than three times that of a commercial member reflecting in part, the higher medical and administrative cost of serving a Medicare member. As a result, although membership in the Secure Horizons programs represented only approximately 27 percent of the Company's membership at September 30, 1996, it accounted for 57 percent of the consolidated premium revenue for the fiscal year ended September 30, 1996 and an even larger percentage of the Company's operating profit. The Secure Horizons programs are subject to certain risks relative to commercial programs, such as higher comparative medical costs, higher levels of utilization, government and regulatory reporting requirements, the possibility of reduced or insufficient government reimbursement in the future and higher marketing and advertising costs associated with selling to individuals rather than to groups.

     The Company's Secure Horizons programs are not permitted, under federal regulations, to account for more than one-half of the Company's total HMO members in each of the Company's non-contiguous geographic state markets. This limitation may constrain the rate of growth or expansion of the Company's Secure Horizons programs in markets where the Company is able to add Medicare members at a faster rate than commercial members.

     In response to the needs of employers to provide cost-effective health care coverage to their retired employees who may or may not be currently entitled to Medicare, the Company developed the Secure Horizons retiree product. This product takes advantage of the Company's expertise in providing health care to seniors. The provider networks are similar to the ones offered to the Company's Secure Horizons enrollees, and the premium is based on the revenue requirements needed to provide services to Secure Horizons enrollees. Moreover, the retiree product provides the Company with access to individuals who, once familiar with the Company's services and delivery system, may enroll in Secure Horizons programs when they become entitled to Medicare benefits.

MEDICAID HMO PROGRAMS

     Since 1993, the Company has arranged for health care services to Medicaid beneficiaries through certain of its HMO subsidiaries pursuant to annual contracts with the Department of Health and Human Services ("HHS"). Medicaid is a joint federal and state program designed to provide health care coverage for the indigent. The Company's Medicaid programs generally operate similarly to the Company's Secure Horizons programs with the Company receiving a capitated payment for each Medicaid member from HHS similar to payments received by the Company from HCFA in connection with its Secure Horizons programs. Currently, the Company arranges for the provision of health care services to Medicaid beneficiaries in California, Florida, Oregon and Washington. The Company expects to de-emphasize its Medicaid programs in all markets in fiscal year 1997, and accordingly, expects to have little, if any, Medicaid membership by fiscal year end. The Company does not believe this will materially affect the Company's consolidated financial position, results of operations or cash flows.

SPECIALTY MANAGED CARE PRODUCTS AND SERVICES

     In addition to its HMO operations, the Company provides a range of specialty managed care products and services. These products and services are offered to HMOs, insurers, employers, governmental entities, providers and PPOs through the following affiliated operations:

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

     PACIFICARE LIFE AND HEALTH INSURANCE COMPANY-SM- ("PLHIC") offers employer groups managed health care insurance products which have been integrated with the Company's existing HMO products to form multi-option health benefits programs. PLHIC is a life and health insurance company licensed to operate in the District of Columbia and 37 states, including California, Florida, Oklahoma, Oregon, Texas and Washington.

     PACIFICARE BEHAVIORAL HEALTH OF CALIFORNIA, INC. is a licensed specialized health care service plan which provides behavioral health care services, including chemical dependency benefit programs, in California directly to corporate customers and indirectly through the Company's California HMO to its commercial members. Outside of California, PacifiCare Behavioral Health, Inc. contracts with various HMOs, insurers and employers to manage their respective mental health and chemical dependency benefit programs.

     CALIFORNIA DENTAL HEALTH PLAN, INC. ("CDHP") is a licensed specialized health care service plan which provides prepaid dental and optometric benefits for individuals, including members of PacifiCare's California commercial and Secure Horizons programs and employer groups. CDHP continues to market independently of the Company's California HMO and to provide dental and vision benefits to its members.

BUSINESS STRATEGY

     The Company's business strategy is to solidify its position as one of the leading managed health care services companies by: marketing a broader range of managed care products and services; capitalizing on its experience in developing long-term relationships with health care providers; expanding its Secure Horizons Medicare programs and selectively expanding into new markets to further its Medicare risk growth. Growth in new markets has resulted from the Company building membership through expansion of its existing HMOs into additional geographic markets within the same state and through acquisitions. The Company continually evaluates opportunities to expand its business and considers whether to invest or cease offering the products of certain of its businesses. The opportunities may include acquisitions or dispositions of specialty managed care services programs or of insurance and health plan operations. In response to the evolving health care industry and to advance its business strategy, the Company announced on August 5, 1996 its proposed acquisition of FHP. See "Recent Developments."

HEALTH CARE PROVIDER RELATIONSHIPS

     The Company's HMOs contract with more than 555 physician groups, representing over 44,000 primary care and specialist physicians, and 533 hospitals to arrange for a comprehensive range of health care services for their members. The profitability of the Company and the success of its long-range business plans depends upon its ability to attract and retain qualified health care providers. Contracts with health care providers are commonly negotiated on an annual basis. Generally, there is no requirement that the provider continue its relationship with the Company upon expiration of the annual period. The Company has, however, entered into a number of provider service contracts with terms up to 10 years.

     The Company's ability to expand is dependent, in part, on competitive premium pricing and its ability to secure cost effective contracts with additional physicians or to ensure that existing physician groups expand their operations to accommodate the Company's new HMO membership. Achieving such objectives with respect to competitive premium pricing and physician contracts is becoming more difficult due to increasing competition. In addition, increased competition in the health care industry has resulted in the consolidation of health care providers, resulting in larger provider groups being created and fewer groups with which the Company can contract. Further, the financial viability of the resulting provider groups may be adversely affected by consolidation, rendering them unable to adequately service HMO members and meet contractual obligations. Inability to contract, loss of contracts with providers or inability to service members could materially and adversely affect the Company.

HEALTH CARE COSTS

     The Company manages health care costs primarily by entering into contractual arrangements with health care providers to pay a fixed monthly fee, or capitation payment, for each HMO member regardless of the services provided to each member. The primary care physician or group influences medical utilization and cost control in the Company's HMOs through referrals, hospitalization and other services and is responsible for any related payments to those referred providers. The Company's HMOs share the risk of certain health care costs not covered by capitation arrangements and provide additional incentives to the physicians or groups for appropriate utilization of hospital inpatient, outpatient surgery and emergency room services. The Company may also make incentive payments to providers based on performance relative to budgeted targets. For the fiscal year ended September 30, 1996, the percentage of total health care services expense representing medical and hospital capitation increased to 72 percent from the prior fiscal year's 68 percent. In the commercial programs, 79 percent of medical costs and 63 percent of hospital costs were paid in capitation while in the government programs, 94 percent of medical costs and 78 percent of hospital costs were capitated in fiscal year 1996.

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

     The Company's profitability is dependent, in large part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, levels of utilization of health care services, new technologies, hospital costs, pharmaceutical costs, major epidemics, and numerous other external influences may affect the ability of HMOs to control health care costs. Trends in health care prices and utilization have a substantial effect on the Company's financial results. Historically, increases in health care prices and utilization have caused health care costs to rise faster than general inflation. Recently, these increases have moderated, but there can be no assurance that health care prices or utilization will not again increase at a more rapid pace. The Company believes that its methods of physician reimbursement and utilization review encourage efficient utilization of health care services by its providers. Nonetheless, if health care costs do begin to increase more rapidly, there can be no assurance that the Company will be able to meet its goal of maintaining price increases at least sufficient to cover increases in health care costs. Competitive pressures, demands from providers and customers, applicable regulations or other factors could materially and adversely affect the Company's ability to limit the impact of health care cost increases by reducing the amounts paid to providers or by increasing prices.

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

     The Company evaluates the quality and appropriateness of medical care provided to its HMO members by performing medical care evaluation and member satisfaction studies, by reviewing the utilization of certain services and by responding to member and physician questions and complaints. These evaluations are based on statistical information compiled by the Company concerning the utilization of various health care services and on-site reviews of medical records at the medical groups. Another measure of quality is the reporting of Health Plan Employer Data Information Sets ("HEDIS") which the Company has been reporting since June 1994. HEDIS is useful to purchasers of managed health care services to measure individual health plan quality and service.

     The National Committee for Quality Assurance (the "NCQA") is an independent, non-profit organization that reviews and accredits HMOs. NCQA performs site reviews of standards established for quality assurance, utilization management, credentialing process, commitment to members' rights and preventative health services. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. In fiscal year 1995, the Company's California and Florida HMOs have received one year accreditation. The California HMO has recently completed its 1996 site review and is awaiting approval of re-accreditation. The Company's HMOs in Oklahoma, Oregon and Texas have applied for NCQA accreditation and are scheduled for NCQA site reviews.

RISK MANAGEMENT

     In addition to the Company's cost control systems, the use of underwriting criteria is an integral part of its risk management efforts. Underwriting is the process by which a health plan assesses the risk of enrolling employer groups (or individuals) and establishes appropriate or necessary premium rates. The setting of premium rates directly affects a health plan's profitability and marketing success. Underwriting techniques are not employed for the Secure Horizons programs because of regulations which require the Company to accept nearly all Medicare entitled applicants.

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

MARKETING

     Commercial marketing is a two-step process in which the Company first markets to employer groups and then provides information directly to employees once the employer has selected the HMO. The Company solicits new employer groups of various sizes through direct, personal selling efforts and through contacts with insurance brokers and consultants. Many employer groups under contract with the Company are represented by insurance brokers and consultants who work with the employer to recommend or design employee benefits packages. Brokers are paid on a commission basis by the Company over the life of the contract, while consultants generally are paid by the employer. The Company has also developed a marketing strategy to strengthen and increase its market share by increasing penetration in existing employer groups and by increasing access to new populations through expansion of its delivery network. This strategy includes a telemarketing program, research and product development, corporate communications, public relations and marketing services. A significant portion of the Company's commercial membership growth comes from existing employer groups.

     During "open enrollment" periods when employees are permitted to change health care programs, the Company utilizes various techniques to attract commercial members, including work site presentations, direct mail, medical group tours and local advertising. Marketing efforts are also supported by an advertising program that includes television, radio, billboard and print media.

     The Company markets the Secure Horizons programs to Medicare beneficiaries through direct mail, telemarketing, television, radio and cooperative advertising with participating medical groups. The Company anticipates further growth opportunities in the Medicare risk program based on the Company's current marketing strategies and the growing senior population in the United States.

MANAGEMENT INFORMATION SYSTEMS

     The Company uses computer-based management information systems for various purposes, including underwriting, billing, claims processing, utilization management, marketing and sales tracking, financial and management accounting, reporting, medical cost and utilization trending, planning and analysis. These systems also support member, group and provider service functions, including on-line access to membership verification, claims and referral status and information regarding hospital admissions and lengths of stay. In addition, these systems support extensive analyses of cost and outcome data. The Company's computer information systems which support its managed care operations and specialty managed products are continually being enhanced and upgraded. The Company is dependent upon the operations of these systems for electronic claims receipt, utilization management authorization processing, claims adjudication and payment, eligibility verification, bill processing and general corporate accounting. Simplification, integration and expansion of the systems servicing the Company's business is an important component of controlling administrative expenses.

COMPETITION

     The health care industry is highly competitive, both nationally and in the Company's various markets. The Company has many competitors, including insurance carriers, other HMOs, employer self-funded programs and PPOs, many of which have substantially larger enrollments or greater financial resources than the Company. The Company also faces competition from hospitals, health care facilities and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. California, the largest market in which the Company competes, is served by a large number of HMOs and is one of the most heavily penetrated markets by HMOs in the United States. Competition for members in the Company's markets has resulted in an increase in benefits and price competition. In such an increasingly competitive environment, the Company believes that a comprehensive range of products and services, along with a strong provider network, must be provided to remain competitive. Other factors which the Company believes generally help it in regard to competitors are the strength of its underwriting and pricing practices and staff, its significant market position in certain geographic areas, its financial strength, its experience and its generally favorable marketplace reputation. Increased competition could result in a decline in revenue or in price reductions, which could materially and adversely affect the Company.

GOVERNMENT REGULATION

     One of the most significant federal laws affecting the Company is the Federal Health Maintenance Organization Act of 1973 (the "HMO Act") and the regulations promulgated thereunder by the Secretary of HHS. Among other things, the HMO Act requires federally qualified HMOs to offer a comprehensive benefit program and to have quality assurance and educational programs for both the health care professionals utilized by the HMO and its members. Only HMOs that continue to meet federal criteria may retain their qualified status. HCFA requires periodic financial reports from qualified HMOs and imposes net equity, net profitability (or a plan to achieve a net operating profit within available financial resources), reserve and cash flow requirements. The Company's HMO operations, except for its Washington HMO and portions of its California and Oklahoma HMO service areas, are federally qualified. Lack of federal qualification does not substantially impact the operations of the Company's HMO subsidiaries or their ability to offer the Company's Medicare risk program.

     The Company's Secure Horizons programs are subject to regulation by HCFA and various state agencies. HCFA requires that an HMO be federally qualified or meet similar requirements as a competitive medical plan in order to be eligible for Medicare risk contracts. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations. HCFA may unilaterally terminate the Company's Medicare risk contracts if the Company fails to continue to meet compliance and eligibility standards. Termination of the Company's risk contracts would materially and adversely affect the Company.

     As a result of HCFA's regulations governing the Company's Medicare risk programs, the "medical loss ratio" (health care expenses as a percentage of premium revenue), as determined prospectively through formulas established by HCFA for the Company's Medicare risk contracts in a particular region, is not allowed to be less than the medical loss ratio for the Company's non-Medicare risk contracts in such regions. If the Company were to fall out of compliance with these regulations, it would have to provide additional benefits, reduce the supplemental premiums charged to its Medicare members or accept a lower payment from HCFA to increase the medical loss ratio for the Medicare risk contracts to the level of the medical loss ratio for the non-Medicare contracts. This regulation could materially and adversely affect the Company.

     Secure Horizons' premiums are determined through formulas established by HCFA for the Company's Medicare risk contracts in a particular region. If these premiums are reduced or if premium rate increases in a particular region are lower than the rate of increase in health care service expenses of Secure Horizons members in such region, the Company's operations, profitability or business prospects could be affected. The Company has mitigated this risk by paying approximately 78 percent of the health care service expenses of the Secure Horizons programs for the fiscal year ended September 30, 1996 on a capitated basis. The Company believes that any slowdown in the rate of premium growth may be offset by the effect of proposals encouraging managed health care for Medicare beneficiaries. The loss of Medicare contracts or termination or modification of the HCFA risk-based Medicare program could have a material adverse effect on the revenue, profitability and business prospects of the Company.

     In the normal course of business, the governmental agencies with which PacifiCare contracts periodically review the premiums paid to the Company under these programs to detect whether any excess premiums have been paid. If such agencies discover, in connection with any such review, that excess premiums were paid to the Company, adjustments to current or future premiums would be made.
If such adjustments were significant, they could materially and adversely affect the profitability, operations or business prospects of the Company.

     PacifiCare's HMOs have commercial contracts with the United States Office of Personnel Management ("OPM") to provide managed health care services to employees under the Federal Employees Health Benefits Program ("FEHBP"). OPM, as a normal course of business, audits health plans with which it contracts to, among other things, verify that premiums charged under OPM contracts are established in compliance with community rating and other requirements under the FEHBP. OPM audits for multiple periods are in various stages of completion for several of PacifiCare's HMO subsidiaries. PacifiCare incurred a pre-tax charge of $25 million (See Note 11 of the Notes to the Consolidated Financial Statements) to its results of operations for the three and nine months ended June 30, 1996 to increase reserves in anticipation of negotiations relating to potential governmental claims for contracts with OPM. PacifiCare intends to negotiate with OPM on all matters to attain a mutually satisfactory result. There can be no assurance, however, that these negotiations will be concluded satisfactorily or that additional, possibly material, liability will not be incurred. The Company believes that any ultimate liability in excess of amounts accrued as a result of the audits by OPM would not materially affect the Company's consolidated financial position, results of operations or cash flows, however, such liability could be material to net income of a future quarter.

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

     California legislation requires all HMOs and insurers which offer small group coverage to accept all small employers who apply for coverage and to guarantee coverage to their employees seeking coverage regardless of their health status. The legislation also requires renewal of these small group employer plans, limits rate renewal increases, mandates community rating and prohibits exclusions for pre-existing conditions except for the first six months after enrollment. Compliance with this legislation has required the Company to make certain changes to its small group products in California.

     The Company has two insurance subsidiaries, one domiciled in Indiana and licensed in 37 states and the District of Columbia and one domiciled in Arizona. The Company's insurance subsidiaries are subject to regulation in each state in which they are licensed. Regulatory authorities exercise extensive supervisory power over insurance companies. The Company's insurance subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, such subsidiaries are periodically examined by the insurance departments of the jurisdiction in which they are licensed to do business.

     Certain of the Company's HMOs and each of the Company's insurance subsidiaries are subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the appropriate state department of insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between the regulated companies, their parent holding companies and affiliates, and acquisitions.

     In 1996, HCFA promulgated regulations ("physician incentive regulations") enforcing Sections 4204(a) and 4731 of the Omnibus Budget Reconciliation Act of 1990 ("OBRA 90"). OBRA 90 and the physician incentive regulations prohibit HMOs with Medicare risk contracts from knowingly making incentive payments to physicians as an inducement to reduce or limit medically necessary services to
Medicare beneficiaries.   Under the physician incentive regulations, HMOs must,
among other things, disclose to HCFA their physician compensation plan in such detail as to allow HCFA to determine compliance with the regulations, and provide stop-loss insurance to a physician or physician group, if the HMO places the physician at "substantial financial risk" for services provided to Medicare beneficiaries. Revision of the physician incentive regulations in several specific areas is currently under serious consideration by HCFA. However, HCFA continues to require plans to show a good faith effort to meet these regulations by January 1997. The Company is taking steps to come in compliance with the physician incentive regulations.

     On August 20, 1996, President Clinton signed into law the "Health Insurance Portability and Accountability Act of 1996," which takes effect beginning January 1997. The Act requires certain guaranteed issuance and renewability of health coverage for individuals and small groups, limits preexisting condition exclusions and provides for a demonstration project for medical savings accounts. In addition, more recent federal legislation, which will become effective beginning January 1998, requires health plans to provide parity for mental health benefits and at least 48 hour inpatient coverage for mothers and their newborns. The Company is analyzing the impact these acts will have on its operations.

     Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered and the interpretation of existing laws and rules may also change from time to time. Regulatory agencies generally have broad discretion in promulgating regulations and in interpreting and enforcing laws and rules. While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected by regulatory revisions. Although the Company believes that it would benefit from legislative proposals encouraging the use of managed health care, there can be no assurance that the enactment of any of such reforms would not materially and adversely affect the Company's financial position, results of operations, cash flows or business prospects. The continued consideration and enactment of "anti-managed care" laws and regulations, such as "any willing provider" laws and limits on utilization management, by federal and state bodies may make it more difficult for the Company to control medical costs and could adversely affect financial results. Although the Company intends to maintain its HMOs' federal qualifications, state licenses and Medicare contracts, there can be no assurance that it can do so.

STOCK MARKET

     The market prices of the Company's Class A and Class B Common Stock and the share prices of the publicly traded shares of the Company's competitors have shown significant volatility and sensitivity to many factors, including legislative or regulatory actions, health care cost trends, premium pricing trends, levels of competition, earning and membership reports of industry participants, and acquisition activity. There can be no assurances regarding the stability of the various share prices of the Company at any time or the impact of these or any other factors on the share prices of the Company. See
Item 5 - "Market for the Company's Common Stock and Quarterly Information."

TRADEMARKS

     The federally registered service marks PacifiCare-Registered Trademark- and SecureHorizons-Registered Trademark- are owned by the Company and are material to its business.

EMPLOYEES

     As of September 30, 1996, the Company had 4,957 full and part-time employees. None of the Company's employees are presently covered by a collective bargaining agreement and the Company has not experienced any work stoppage since its organization. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     As of September 30, 1996 the Company had leases, in the aggregate, for approximately 1,177,000 square feet of office space for its corporate headquarters, executive offices, regional offices and subsidiary operations in California, Florida, Oklahoma, Oregon, Texas and Washington. Of this aggregate amount, the Company had leases for its corporate headquarters and executive offices of approximately 105,000 square feet in Cypress, California. The Company also had leases, in the aggregate, for approximately 110,000 square feet for computer operations and administrative and warehouse purposes in California.

     The Company owns an office building of approximately 200,000 square feet on approximately 9.2 acres of land in Cypress, California which serves as the executive and administrative offices of its California HMO operation. Additionally, the Company owns a child care facility and an office building totaling approximately 30,000 square feet on 2.4 acres of land in Cypress and Tustin, California.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the three months ended September 30, 1996.

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

                               CLASS A                        CLASS B
                             COMMON STOCK                  COMMON STOCK
                      --------------------------    --------------------------
                          HIGH           LOW            HIGH           LOW
                      --------------------------    --------------------------
1995
  First Quarter          79             60 3/4         74 3/4         60 1/2
  Second Quarter         76 1/4         61             77             62
  Third Quarter          75 1/8         44 1/2         76 1/4         44
  Fourth Quarter         68 1/2         49 3/4         71             48 1/2

1996
  First Quarter          89 3/8         64 1/2         91             66 1/4
  Second Quarter         98 3/4         75 1/4         99 1/2         78 1/2
  Third Quarter          83 3/4         63 7/8         86 3/4         65 1/4
  Fourth Quarter         84 3/4         59 5/8         91             59 3/4

     The Company has never paid any cash dividends on its common stock and presently anticipates for the foreseeable future that no cash dividends on its common stock will be declared and that all of its earnings will be retained for development of the Company's business. Any dividends will depend upon future earnings, the financial condition of the Company and regulatory requirements. If the Company were to decide to make dividend payments, the Company could only make dividend payments in shares of its Common Stock pursuant to the restrictions on dividend payments which exist in the new credit facility established with Bank of America (See Note 13 of the Notes to the Consolidated Financial Statements).

     As of September 30, 1996 there were approximately 222 and 196 shareholders of record of the Company's Class A Common Stock and Class B Common Stock, respectively. These numbers do not include individual participants in security position listings. Based on available information, the Company believes there are at least 15,000 beneficial holders of its Class A and Class B Common Stock.

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

INCOME STATEMENT DATA


YEARS ENDED SEPTEMBER 30
(in thousands, except per share data)                   1996(1)           1995             1994             1993             1992
---------------------------------------------------------------------------------------------------------------------------------
Operating revenue                                 $ 4,637,305      $ 3,731,022      $ 2,893,252      $ 2,221,073      $ 1,686,314
---------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Health care services                              3,872,747        3,077,135        2,374,258        1,850,469        1,393,645
  Other operating expenses                            585,081          505,644          398,064          283,360          232,120
  Impairment, disposition and restructuring
    charges                                            75,840                -                -                -                -
  Office of Personnel Management charge                25,000                -                -                -                -
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                       78,637          148,243          120,930           87,244           60,549
Interest income, net                                   44,143           33,857           24,538           21,083           14,303
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of a change in accounting principle          122,780          182,100          145,468          108,327           74,852
Provision for income taxes                             50,827           74,005           60,875           45,631           31,262
---------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
  accounting principle                                 71,953          108,095           84,593           62,696           43,590
Cumulative effect on prior years of a change in
  accounting principle                                      -                -            5,658                -                -
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                        $    71,953      $   108,095      $    90,251      $    62,696      $    43,590
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                $      2.27      $      3.62      $      3.22 (2)  $      2.25      $      1.78
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


OPERATING STATISTICS

YEARS ENDED SEPTEMBER 30                                 1996(1)          1995             1994             1993             1992
---------------------------------------------------------------------------------------------------------------------------------
Medical loss ratio (health care services
  as a percent of premium revenue)
    Consolidated                                        84.4%            83.6%            83.1%            84.1%            83.2%
    Commercial                                          83.1%            82.5%            80.5%            82.5%            80.2%
    Government                                          85.4%            84.3%            85.2%            85.6%            86.6%
Marketing, general and administrative expenses
  as a percent of operating revenue                     12.4%            13.4%            13.6%            12.6%            13.6%
Operating income(1)                                      1.7%             4.0%             4.2%             3.9%             3.6%
Effective tax rate                                      41.4%            40.6%            41.8%            42.1%            41.8%
Return on average shareholders' equity(1)                9.3%            18.9%            24.6%            24.2%            29.2%
---------------------------------------------------------------------------------------------------------------------------------


(1) The fiscal year 1996 results include $100.8 million of pretax charges ($62.0 million or $1.96 per share, net of tax) for the impairment of long-lived assets, potential government claims, dispositions and certain restructuring charges (See Note 11 of the Notes to the Consolidated Financial Statements). Operating income as a percentage of operating revenue before pretax charges for fiscal year 1996 was 3.9%. Return on average shareholders' equity before pretax charges for fiscal year 1996 was 17.2%.

(2) Earnings per share before cumulative effect of a change in accounting principle for the year ended September 30, 1994 was $3.02 per share. The cumulative effect of a change in accounting principle for the fiscal year ended September 30, 1994 was $.20 per share.

FINANCIAL STATEMENT CHANGE STATISTICS


Years Ended September 30                              1996(1)             1995          1994(2)             1993             1992
---------------------------------------------------------------------------------------------------------------------------------
Operating revenue                                       24.3%            29.0%            30.3%            31.7%            35.7%
Net income                                             (33.4)%           19.8%            44.0%            43.8%            69.6%
Earnings per share                                     (37.3)%           12.4%            43.1%            26.4%            61.8%
Total assets                                            (6.2)%           25.3%            59.4%            39.3%            54.5%
Total shareholders' equity                              12.5%            77.1%            29.5%            60.5%            99.5%
---------------------------------------------------------------------------------------------------------------------------------



MEMBERSHIP DATA
(owned and managed)

SEPTEMBER 30                                             1996             1995             1994             1993             1992
---------------------------------------------------------------------------------------------------------------------------------
Commercial                                          1,434,475        1,216,140          949,124          806,918          742,104
Government (Medicare & Medicaid)                      596,231          540,992          409,095          290,149          214,110
Total membership                                    2,030,706        1,757,132        1,358,219        1,097,067          956,214
Percent change in membership                            15.6%            29.4%            23.8%            14.7%            31.6%
---------------------------------------------------------------------------------------------------------------------------------


BALANCE SHEET DATA
(in thousands)

SEPTEMBER 30                                             1996             1995             1994             1993             1992
---------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents and marketable
  securities                                      $   700,093      $   811,525      $   710,608      $   437,231      $   272,135
Total assets                                      $ 1,299,462      $ 1,385,372      $ 1,105,548      $   693,646      $   498,082
Medical claims and benefits payable               $   268,000      $   288,400      $   302,900      $   255,000      $   208,000
Long-term debt, excluding current
  maturities                                      $     5,183      $    11,949      $   101,137      $    21,821      $    18,488
Shareholders' equity                              $   823,224      $   732,024      $   413,358      $   319,294      $   198,884
---------------------------------------------------------------------------------------------------------------------------------

(1) The fiscal year 1996 results include $100.8 million of pretax charges ($62.0 million or $1.96 per share, net of tax) for the impairment of long-lived assets, potential government claims, dispositions and certain restructuring charges (See Note 11 of the Notes to the Consolidated Financial Statements). Before these charges, the fiscal year 1996 increases in net income and earnings per share were 23.9 percent and 16.9 percent, respectively.

(2) The fiscal year 1994 results reflect the cumulative effect on prior fiscal years of a change in accounting principle. The fiscal year 1994 changes in net income and earnings per share before cumulative effect of a change in accounting principle are 34.9 percent and 34.2 percent, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

     Total operating revenue increased $906 million to $4.6 billion for the fiscal year ended September 30, 1996 from $3.7 billion for the same period in the prior fiscal year. Enrollment gains in both the government (Medicare and Medicaid) and commercial programs, offset slightly by decreases in commercial premium rates, provided an increase in total operating revenue of $787 million. The remaining operating revenue increase was contributed by the incremental operations of acquisitions described in Note 5 of the Notes to Consolidated Financial Statements and the Company's specialty managed care products and services.

     Commercial premiums increased $355 million or 23 percent to $1.9 billion for the fiscal year ended September 30, 1996 from $1.5 billion in 1995. Commercial HMO membership increased by 218,000 to 1,434,000 due to continued growth in all markets except Florida. Commercial HMO membership growth provided $281 million of the increase, more than offsetting average premium rate decreases of 1.2 percent, primarily in California. The effects of acquisitions described above and the commercial specialty managed care products and services provided the remainder of the increase in commercial premiums.

     Government premiums rose $550 million or 25 percent to $2.7 billion for the fiscal year ended September 30, 1996 from $2.2 billion in 1995. Enrollment gains, predominantly in the Secure Horizons programs, accounted for $430 million or 78 percent of the increase. The remainder of the premium increase is attributable to incremental acquisitions and premium rate increases averaging
4.2 percent.

     Total health care services expense as a percent of premium revenue (the "medical loss ratio"; See Item 6. Selected Financial Data, page 14) for the fiscal year ended September 30, 1996 increased to 84.4 percent from 83.6 percent in 1995. The commercial medical loss ratio increased to 83.1 percent from 82.5 percent while the government medical loss ratio increased to 85.4 percent from
84.3 percent. The Company controls health care costs through contractual arrangements which capitate providers. Capitation pays providers a fixed monthly fee for each HMO member regardless of the services provided to each member. During the fiscal year, the Company continued its contracting strategy of shifting providers from traditional fee-for-service delivery systems to capitation and risk-sharing arrangements. Accordingly, the percentage of total health care services expense for the fiscal year ended September 30, 1996 representing medical and hospital capitation was 72 percent, an increase from the prior fiscal year's 68 percent.

     The increase in the commercial medical loss ratio for the fiscal year ended September 30, 1996 is primarily attributable to increased PPO and indemnity costs of the Company's specialty managed care products and services combined with higher physician and prescription drug costs in the Company's HMOs. Exclusive of the Company's PPO and indemnity products, the commercial medical loss ratio decreased slightly through improved contracting arrangements. Many of the Company's newer markets experienced more membership growth than the Company as a whole. However, with provider networks less sophisticated in managed care, these newer markets contributed to a higher medical loss ratio. The more mature commercial markets experienced slightly improved medical loss ratios from fiscal year 1995. In the commercial program, 62 percent of all health care services expense was capitated with 79 percent of all medical costs and 63 percent of all hospital costs capitated in fiscal year 1996. In the prior fiscal year, total commercial health care services expense was 58 percent capitated, a capitation combination of 78 percent of medical costs and 52 percent of hospital costs.

     The increase in the medical loss ratio for the government programs reflects increased physician and hospital costs on a per member basis due to higher membership growth in areas with higher provider costs combined with lower member supplemental premiums and enhanced benefits to enrollees. These increased costs are partially offset by January 1, 1996 HCFA premium rate increases. In the government program, 78 percent of all health care services expense was capitated with 94 percent of medical costs and 78 percent of hospital costs capitated in fiscal year 1996. In the prior fiscal year, total government health care services expense was 75 percent capitated, a capitation combination of 93 percent of medical costs and 72 percent of hospital costs.

     Marketing, general and administrative expenses increased $78.0 million to $576 million for the fiscal year ended September 30, 1996 from $498 million for fiscal year 1995. However, as a percentage of operating revenue, marketing, general and administrative expenses decreased to 12.4 percent from 13.4 percent. The decrease is primarily attributable to the Company's reduction of performance based employee incentives due to current fiscal year operating results not meeting anticipated fiscal year 1996 targets. Additionally, the Company is realizing the benefit derived from prior investments in the Company's infrastructure which have proven adequate to support the growth in membership.

     The Company recognized pretax charges for the fiscal year ended
September 30, 1996 totaling $100.8 million ($62.0 million or $1.96 loss per share, net of tax). Included was a fourth quarter charge for the impairment of goodwill associated with the potential disposition of its Florida operations, in addition to third quarter reserves associated with potential government claims with OPM for multiple contract years, the disposition of Pasteur Delivery Systems ("PDS") and certain restructuring charges (See Note 11 of the Notes to the Consolidated Financial Statements).

     In the fourth quarter of fiscal year 1996, the Company recognized a $58.7 million ($34.1 million or $1.08 per share, net of tax) impairment of goodwill related to the potential disposition of its Florida operations. The business strategy for PCFL profitability was based on the launching of the Company's Secure Horizons program in Florida. In response to the FHP Transaction and the considerable amount of resources which will be needed to integrate FHP's operations with those of the Company, assuming the FHP Transaction is consummated, the Company decided to explore options with respect to PCFL's operations, including a possible sale. Accordingly, the Company withdrew its HCFA application in September 1996. Consequently, the Company recognized an impairment of the PCFL goodwill and other intangible assets. The Company expects to continue operations in Florida until a sale is consummated or the Company makes alternative arrangements. A comprehensive plan to dispose of PCFL's business may involve a restructuring charge in future periods.

     In the third quarter, the Company recorded pretax charges of $42.1 million ($27.9 million or $0.88 per share, net of tax). Of the total, $25.0 million ($14.9 million or $0.47 per share, net of tax) was associated with a reserve charge for the Company's commercial contracts with OPM to provide managed health care services to approximately 64,000 members under the Federal Employees Health Benefits Program for Federal employees, annuitants and their dependents; $9.3 million ($8.3 million or $0.26 per share, net of tax) resulted from a pretax loss associated with the sale of the PDS staff-model clinics; and $7.8 million ($4.7 million or $0.15 per share, net of tax) related to a plan for the discontinuation of certain specialty health care products and services and the restructuring of regional operations.

     Net interest income increased by approximately $10.0 million compared to the prior fiscal year primarily due to increased cash available for investment purposes at higher interest rates than fiscal year 1995 and lower interest expense associated with decreased debt service.

     The consolidated effective income tax rate for the fiscal year ended September 30, 1996 was 41.4 percent compared to 40.6 percent for the same period in fiscal year 1995. The increase is attributable to the charges for the disposition of PDS and goodwill impairment described in Note 11 of the Notes to the Consolidated Financial Statements, some of which are not deductible for income tax purposes.

     Income exclusive of the impairment, disposition, restructuring and OPM charges described above was $134 million or a 24 percent increase over fiscal year 1995. Earnings per share before impairment, disposition, restructuring and OPM charges, increased 17 percent or $0.61 to $4.23 for the fiscal year ended September 30, 1996. The increases reflect membership growth in both the commercial and government programs and lower marketing, general and administrative costs, partially offset by increases in health care service expenses.

     Net income decreased 33 percent to $72.0 million for the fiscal year ended September 30, 1996 compared to $108 million in the same period in fiscal year 1995. Earnings per share of $2.27 were 37 percent lower than the prior fiscal year's earnings per share of $3.62.

FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

     Total operating revenue increased 29 percent or $838 million to $3.7 billion for the fiscal year ended September 30, 1995 from $2.9 billion for the same period in the prior fiscal year. Enrollment gains in both the government and commercial programs, offset slightly by decreases in commercial premium rates, provided an increase in total operating revenue of $659 million. Approximately $149 million of the increase in total operating revenue represents the incremental operations of acquisitions described in
Note 5 of the Notes to Consolidated Financial Statements. The remaining $30 million was contributed by the Company's specialty managed care products and services and its joint venture medical groups.

     Commercial premiums increased $275 million or 22 percent to $1.5 billion for the fiscal year ended September 30, 1995 from $1.2 billion in fiscal year 1994. Commercial HMO membership increased by 267,000 or 28 percent to 1,216,000 due to continued growth in California, Oregon, Texas and Washington. The increase in membership includes the effects of acquisitions in California and Washington of 67,000 and 33,000 members, respectively. Commercial HMO membership growth provided $177 million of the increase, more than offsetting average premium rate decreases of two percent, primarily in California. The effects of acquisitions described above and the commercial specialty managed care products and services and joint venture medical groups provided the remainder of the increase in commercial premiums.

     Government premiums rose $553 million or 34 percent to $2.2 billion for the fiscal year ended September 30, 1995 from $1.6 billion in fiscal year 1994. Enrollment gains, predominantly in the Secure Horizons programs, accounted for $492 million or 89 percent of the increase. The remainder of the premium increase was attributable to incremental acquisitions and premium rate increases averaging one percent.

     The medical loss ratio for the fiscal year ended September 30, 1995, increased to 83.6 percent from 83.1 percent in fiscal year 1994. The commercial medical loss ratio increased to 82.5 percent from 80.5 percent while the government medical loss ratio decreased to 84.3 percent from 85.2 percent. The increase in the commercial medical loss ratio has been driven by the Company's entry into new markets, through acquisitions and internal development, with principally traditional fee-for-service delivery systems. The decrease in the government medical loss ratio is primarily related to more cost effective physician and hospital contracts.

     For the fiscal year ended September 30, 1995, the Company made net positive reserve adjustments totaling $12 million. These net positive reserve adjustments have historically been made in the third quarter and result primarily from the periodic reconciliation of amounts reserved for physician and hospital incentive programs. For the fiscal year ended September 30, 1995, however, net positive reserve adjustments were made in insignificant amounts throughout the year. For the fiscal year ended September 30, 1994, net positive reserve adjustments of $9 million were made in the third quarter.

     Marketing, general and administrative expenses increased $104 million or 26 percent to $498 million for the fiscal year ended September 30, 1995 from $395 million for fiscal year 1994. As a percentage of operating revenue, marketing, general and administrative expenses decreased to 13.4 percent from 13.6 percent. The decrease was primarily attributable to increased operating revenue and efficiencies due to process improvements which have offset infrastructure investments in new markets.

     For the fiscal year ended September 30, 1995, earnings per share increased 20 percent to $3.62 compared to $3.02 for fiscal year 1994 before the cumulative effect of a change in accounting principle. The increase is primarily related to membership growth derived substantially from the government programs, predominantly Secure Horizons. Increases in health care service expenses were partially offset by decreases in marketing, general and administrative expenses. The results for the fiscal years ended September 30, 1995 and 1994 included approximately $0.24 and $0.18, respectively, related to the net positive reserve adjustments previously described. Earnings per share for the fiscal year ended September 30, 1994 were $3.22 which included approximately $0.20 due to changes in income tax accounting principles (see Note 2m of the Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash and cash equivalents decreased by $136 million to $143 million at September 30, 1996 from $279 million one year ago. The decrease reflects the impact of timing differences in receipt of HCFA premiums. The Company's September 30, 1995 cash balances included the early receipt of approximately $184 million of premiums from HCFA for Medicare services to be provided to Secure Horizons members in October 1995. The Company's cash balances at September 30, 1996 did not include any early receipt of HCFA premiums. The major source of cash during the fiscal year ended September 30, 1996 was $111 million from operations (excluding the effect of timing differences in receipt of HCFA premiums). The Company's use of cash during fiscal year 1996 included $22.7 million for capital expenditures, $8.6 million for debt payments, and $5.4 million for acquisitions. The

Company anticipates that the level of capital expenditures will increase in fiscal year 1997 in connection with the Company's increased investment in the updating and enhancing of its management information systems.

     The Company's working capital at September 30, 1996 was $464 million, an increase of $143 million from September 30, 1995. The increase in receivables is primarily attributable to increased provider and government receivables as well as growth in membership. Medical claims and benefits payable decreased from September 30, 1995, reflecting shifting membership to capitated arrangements.

     In October 1996, the Company established a $1.5 billion revolving credit facility with Bank of America National Trust and Savings Association and a syndicate of banks (the "Credit Facility") to finance the cash portion of the FHP Transaction or for other corporate purposes (See Note 13 of the Notes to the Consolidated Financial Statements).

FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements contained in this section, and throughout the document, are based on current expectations. These statements are forward looking and actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to the other risks discussed in other documents filed by the Company with the Securities and Exchange Commission ("SEC").

     The following forward looking statements, except where specifically noted, exclude the potential impact of the integration of FHP into the Company subsequent to the FHP Transaction (See Note 13 of the Notes to the Consolidated Financial Statements, and "Recent Developments" and "Business Strategy"). The impact of FHP has been excluded because the Company believes that it has insufficient information to make any projections and that disclosure of any potential impact would be premature.

     INDUSTRY COMPETITION AND CONSOLIDATION. The Company's business strategy is to solidify its position as one of the leading managed health care services companies. The pending FHP Transaction is key to this strategy as it offers significant synergies creating a combined company that would be better able to respond to the needs of consumers and customers, the increased competitiveness of the health care industry and the opportunities that changes in the health care industry might bring. While the Company believes that the acquisition will be successfully completed, the regulatory approvals required, including antitrust and various state approvals, as well as shareholder approval required from voting stockholders of both entities may not be obtained. For additional information regarding the FHP Transaction, please refer to the Registration Statement on Form S-4 of PacifiCare Holding filed with the SEC on November 18, 1996. Increased competition could result in a decline in revenue or in price reductions. Factors which could influence increased competition include larger competitors being created through consolidation, intensification of price competition and the formation of new products by new and existing competitors, especially with respect to Medicare products.

     MEMBERSHIP GROWTH. Excluding the effects of the FHP Transaction, the Company's membership growth is expected to continue in fiscal year 1997 in both the commercial and government programs but decline from the overall 16 percent growth experienced in fiscal year 1996 as competition continues to increase and the Company shifts its emphasis from rapid growth to improved margin performance in fiscal year 1997. The rate of membership growth is also expected to decline in fiscal year 1997 with approximately 41,000 of expected membership losses with the Company's exit from the Florida market and additional losses as the Company
exits the Medicaid business in all markets.   If the FHP Transaction is
successfully completed, membership growth is expected to double solely as a result of the combination of the two companies. Had the business combination been closed as of September 30, 1996, total membership would have been approximately 3,923,000, an increase of 95 percent. Commercial and government membership would have been 2,921,000 and 1,002,000, respectively. An unforeseen loss of membership could have a material adverse effect on the Company. Factors which could contribute to the loss of membership include without limitation, failure to obtain new customers or to retain existing customers, reductions in workforce by existing customers, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives or key employees or denial of accreditation by independent quality accrediting agencies.

     HEALTH CARE PROVIDER CONTRACTS. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Securing cost effective contracts with existing and new physician groups is more difficult due to increased competition. The negotiation of provider contracts, generally as of January 1, may be impacted by adverse state and federal legislation and regulation discussed below. Factors which could impact the Company's ability to secure contracts with providers include the inability to renegotiate contracts or entering into contracts with less cost-effective rates or terms of payment and factors affecting increased competition as discussed above.

     COMMERCIAL MEDICAL LOSS RATIO. The fiscal year 1997 commercial medical loss ratio is expected to decrease as compared to fiscal year 1996. The Company expects commercial premium rates to increase slightly from September 30, 1996 as competitive pressures ease and the Company pursues its strategic focus on product performance, primarily in California, resulting in premium rate stabilization or increases for its HMO and PPO indemnity products. The Company continues to work with certain large employer groups and other purchasers of commercial health care services which continue to demand minimal premium rate increases or reductions in premium rates while limiting the number of choices offered to employees. Increased provider experience in the newer markets, combined with continual renegotiation of current contracts in all markets, should begin to slightly decrease health care costs, improving the commercial medical loss ratio. Additionally, the anticipated divestiture of PCFL, the recent PDS disposition and restructuring plans (See Note 11 of the Notes to the Consolidated Financial Statements), should contribute to a further decrease in the commercial medical loss ratio.

     GOVERNMENT MEDICAL LOSS RATIO. In September 1996, the Company was advised by HCFA that effective January 1997, its HMOs will receive a weighted average premium rate increase of approximately 6.1 percent. The Company expects to receive these rates barring any adverse federal legislation change. The fiscal year 1997 medical loss ratio for the government programs is expected to be comparable or slightly higher than the fiscal year 1996 rate as HCFA rate increases are offset by enhanced benefits to enrollees.

     The commercial and government medical loss ratio expectations discussed above could be affected by various uncertainties, including, without limitation: increases in medical costs, including increases in utilization and costs of medical services and the effect of actions by competitors or groups of providers; termination of provider contracts or renegotiation thereof at less cost-effective rates or terms of payment. In addition, price increases in pharmaceuticals, which have been escalating faster than premium increases in recent years, as well as price increases for durable medical equipment and other covered items plus other factors, as discussed below, could also effect expectations.

     MARKETING, GENERAL AND ADMINISTRATIVE SUPPORT INVESTMENTS. Marketing, general and administrative expenses as a percentage of operating revenue in fiscal year 1997 are expected to be slightly higher than fiscal year 1996. The Company plans to increase its investment in medical management to improve its medical loss ratios and expects increased investments in information services to maintain and enhance its current competitive advantage in information technology. In addition, employee incentives will be realigned with fiscal year 1997 targets. Marketing, general and administrative expenses as a percentage of operating revenue for fiscal year 1997 are expected to increase from fiscal year 1996 levels as the Company continues to invest in the combined infrastructure and the consolidation of the Company's regional customer service centers. Marketing, general and administrative expenses could be adversely impacted by the need for additional advertising, marketing, administrative, or management information systems expenditures and the inability to carry out marketing and sales plans. The Company anticipates that the FHP Transaction will yield increased operating income partly resulting from a combination of reductions in marketing, general and administrative expenses. There can be no assurances that the anticipated benefits and synergies may be obtained if the FHP Transaction is consummated. The ability of PacifiCare to realize the anticipated benefits and synergies is subject to the following additional uncertainties, among others: the ability to integrate the Company's and FHP's management and information systems, on a timely basis, if at all; the ability to eliminate duplicative functions while maintaining acceptable performance levels; and the possibility that the integration of FHP will result in the loss of providers, employers, members or key employees of PacifiCare, FHP or their subsidiaries.

     OFFICE OF PERSONNEL MANAGEMENT CONTINGENCIES. The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued which could arise upon completion of the audits by OPM of the health plans would not materially affect the

Company's consolidated financial position, results of operations or cash flows, however could be material to net income of a future quarter if resolved unfavorably.

     LIQUIDITY AND CAPITAL RESOURCES. The Company believes that the cash flows from operations, the Credit Facility, existing cash and equivalents and marketable securities and other financing sources will be sufficient for the foreseeable future. However, cash flows could be adversely affected by changes in interest rates causing an increase in interest expense and the fact that PacifiCare will be subject to greater operating leverage due to its higher levels of indebtedness if the FHP Transaction is consummated. Additionally, should the Credit Facility be fully drawn to fund the FHP Transaction or other business purpose, the Company's ability to make a payment on, or repayment of, its future obligations under the Credit Facility will be significantly dependent upon the receipt of funds from the Company's subsidiaries. These subsidiary payments represent fees for management services rendered by the Company to the subsidiaries and cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various fiscal standards imposed by HMO or insurance regulations. These fiscal standards may, from time to time, impact the amount of funds paid by subsidiaries to the Company.

     LEGISLATION AND REGULATION. The Company's success is significantly impacted by federal and state legislation and regulation. Actual results may differ materially from expected results discussed throughout this document because of adverse state and federal legislation and regulation. This includes limitations on premium levels, increases in minimum capital and reserves and other financial viability requirements, prohibition or limitation of capitated arrangements or provider financial incentives, benefit mandates (including mandatory length of stay and emergency room coverage) and limitations on the ability to manage care and utilization of any willing provider or pharmacy laws. It also includes adverse actions of governmental payors, including unilateral reduction of Medicare and Medicaid premiums payable; discontinuance of or limitation on governmentally-funded programs and recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees notwithstanding increases in medical costs due to competition, government regulation or other factors; adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors; and increase by regulatory authorities of minimum capital, reserve and other financial viability requirements.

     OTHER. Results may differ materially from those projected, forecast, estimated and budgeted by the Company due to adverse results in ongoing audits or in other reviews conducted by federal or state agencies or health care purchasing cooperatives; adverse results in significant litigation matters; and changes in interest rates causing an increase in interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . .  22
     Consolidated Statements of Income . . . . . . . . . . . . . . . . . .  23
     Consolidated Statements of Shareholders' Equity . . . . . . . . . . .  24
     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .  25
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  27
     Report of Ernst & Young LLP Independent Auditors. . . . . . . . . . .  39
     Quarterly Information for Fiscal Years 1996 and 1995 (Unaudited). . .  40

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30
(in thousands, except per share data)                       1996           1995
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and equivalents                               $   142,818    $   279,145
  Marketable securities                                  557,275        532,380
  Receivables, net                                       169,545        112,408
  Prepaid expenses                                         8,274          9,469
  Deferred income taxes                                   56,295         28,207
--------------------------------------------------------------------------------
    Total current assets                                 934,207        961,609
--------------------------------------------------------------------------------
Property, plant and equipment at cost, net of
  accumulated depreciation and amortization               93,816         99,276
Marketable securities - restricted                        32,406         23,108
Goodwill and intangible assets                           228,834        295,794
Other assets                                              10,199          5,585
--------------------------------------------------------------------------------
                                                     $ 1,299,462    $ 1,385,372
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Medical claims and benefits payable:
    Medical claims payable                           $   177,600    $   192,800
    Incentives payable to participating
      medical groups                                      74,000         80,600
    Future life and annuity policy benefits               16,400         15,000
--------------------------------------------------------------------------------
      Total medical claims and benefits payable          268,000        288,400
--------------------------------------------------------------------------------
  Accounts payable                                        31,082         21,699
  Accrued liabilities                                     92,945         74,685
  Accrued compensation and employee benefits              46,930         45,415
  Income taxes payable                                     1,325          7,404
  Unearned premium revenue                                24,059        195,413
  Long-term debt due within one year                       6,323          7,978
--------------------------------------------------------------------------------
      Total current liabilities                          470,664        640,994
--------------------------------------------------------------------------------
Long-term debt due after one year                          5,183         11,949
Minority interest                                            391            405
Commitments and contingencies
Shareholders' equity:
  Preferred shares, par value $1.00 per share;
    20,000 shares authorized; none issued                      -              -
  Class A common shares, par value $0.01 per share;
    100,000 shares authorized; 12,380 and 12,331
    shares issued in 1996 and 1995, respectively             124            123
  Class B common shares, par value $0.01 per share;
    100,000 shares authorized; 18,912 and 18,551
    shares issued in 1996 and 1995, respectively             189            186
  Additional paid-in capital                             370,442        347,548
  Unrealized gains on available-for-sale
    securities, net of taxes                               1,293          4,944
  Retained earnings                                      451,176        379,223
--------------------------------------------------------------------------------
      Total shareholders' equity                         823,224        732,024
--------------------------------------------------------------------------------
                                                    $  1,299,462   $  1,385,372
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME


YEARS ENDED SEPTEMBER 30
(in thousands, except per share data)                                      1996           1995           1994
-------------------------------------------------------------------------------------------------------------
Revenue:
  Commercial premiums                                               $ 1,866,830    $ 1,512,080    $ 1,237,411
  Government premiums (Medicare and Medicaid)                         2,720,698      2,170,885      1,618,145
  Other income                                                           49,777         48,057         37,696
-------------------------------------------------------------------------------------------------------------
    Total operating revenue                                           4,637,305      3,731,022      2,893,252
Expenses:
Health care services:
  Medical services                                                    1,844,516      1,453,289      1,127,785
  Hospital services                                                   1,595,510      1,264,002        968,605
  Other services                                                        432,721        359,844        277,868
-------------------------------------------------------------------------------------------------------------
    Total health care services                                        3,872,747      3,077,135      2,374,258
Marketing, general and administrative expenses                          575,928        498,445        394,620
Impairment, disposition and restructuring charges                        75,840              -              -
Office of Personnel Management charge                                    25,000              -              -
Amortization of goodwill and intangible assets                            9,153          7,199          3,444
-------------------------------------------------------------------------------------------------------------
Operating income                                                         78,637        148,243        120,930
Interest income                                                          46,237         39,406         28,588
Interest expense                                                         (2,094)        (5,549)        (4,050)
-------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of a
  change in accounting principle                                        122,780        182,100        145,468
Provision for income taxes                                               50,827         74,005         60,875
-------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
  accounting principle                                                   71,953        108,095         84,593
Cumulative effect on prior years of a change in
  accounting principle                                                        -              -          5,658
-------------------------------------------------------------------------------------------------------------

Net income                                                          $    71,953    $   108,095    $    90,251
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Weighted average common shares and equivalents
  outstanding used to calculate earnings per share                       31,671         29,864         28,004
-------------------------------------------------------------------------------------------------------------
Earnings per share:
  Before cumulative effect of a change in accounting principle      $      2.27    $      3.62    $      3.02
  Cumulative effect on prior years of a change in
    accounting principle                                                      -              -            .20
-------------------------------------------------------------------------------------------------------------

Earnings per share                                                  $      2.27    $      3.62    $      3.22
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
See accompanying notes.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                                                                  UNREALIZED
                                                                                                GAINS (LOSSES)
                                    CLASS A COMMON SHARES  CLASS B COMMON SHARES     ADDITIONAL  ON AVAILABLE
                                    ---------------------  ---------------------      PAID-IN      FOR SALE    RETAINED
(in thousands)                      OUTSTANDING    AMOUNT  OUTSTANDING    AMOUNT      CAPITAL     SECURITIES   EARNINGS     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1993           12,133    $  121       15,123    $  151     $138,145      $      -    $180,877    $319,294
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock upon
  exercise of stock options                 105         1          181         2        2,323             -           -       2,326
Issuance of common stock under
  incentive plan                              -         -           21         -          849             -           -         849
Tax benefit realized upon
  exercise of stock options                   -         -            -         -        1,715             -           -       1,715
Purchase and retirement of
  common stock                                -         -          (35)        -       (1,077)            -           -      (1,077)
Net income                                    -         -            -         -            -             -      90,251      90,251
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1994           12,238       122       15,290       153      141,955             -     271,128     413,358
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of 3,000 shares of
  common stock in connection
  with public offering                        -         -        3,000        30      197,602             -           -     197,632
Issuance of common stock upon
  exercise of stock options                  93         1          245         3        3,284             -           -       3,288
Issuance of common stock under
  incentive plan                              -         -           16         -        1,024             -           -       1,024
Tax benefit realized upon
  exercise of stock options                   -         -            -         -        3,683             -           -       3,683
Cumulative effect of a change
  in accounting principle,
  net of taxes of $2,474                      -         -            -         -            -        (3,808)          -      (3,808)
Change in unrealized gains
  (losses), net of taxes of $5,516            -         -            -         -            -         8,752           -       8,752
Net income                                    -         -            -         -            -             -     108,095     108,095
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1995           12,331       123       18,551       186      347,548         4,944     379,223     732,024
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock upon
  exercise of stock options                  49         1          347         3       13,338             -           -      13,342
Issuance of common stock under
  incentive plan                              -         -           14         -        1,172             -           -       1,172
Tax benefit realized upon
  exercise of stock options                   -         -            -         -        8,384             -           -       8,384
Change in unrealized gains
  (losses), net of taxes of $2,304            -         -            -         -            -        (3,651)          -      (3,651)
Net income                                    -         -            -         -            -             -      71,953      71,953
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1996           12,380    $  124       18,912    $  189     $370,442      $  1,293    $451,176    $823,224
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS



YEARS ENDED SEPTEMBER 30
(in thousands)                                                             1996           1995           1994
-------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                          $  71,953      $ 108,095       $ 90,251
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Impairment, disposition and restructuring charges                    75,840              -              -
    Deferred income taxes                                               (25,783)        (2,834)        (9,411)
    Office of Personnel Management charge                                25,000              -              -
    Depreciation and amortization                                        22,949         21,436         17,913
    Amortization of goodwill and intangible assets                        9,153          7,199          3,444
    Provision for doubtful accounts                                         999            530            532
    Loss on disposal of property, plant and equipment and other             750          2,147            687
    Cumulative effect of a change in accounting principle                     -              -         (5,658)
    Changes in assets and liabilities, net of effects
     from acquisitions:
      Accounts receivable                                               (55,971)       (27,458)       (15,607)
      Prepaid expenses and other assets                                  (5,038)        (2,489)         9,774
      Medical claims and benefits payable                               (21,261)       (19,093)        29,043
      Accounts payable                                                  (13,629)          (153)        (5,819)
      Accrued liabilities                                                18,766         27,575          8,336
      Accrued compensation and employee benefits                          1,515          7,678          9,249
      Income taxes payable                                               (6,079)           656          2,372
      Unearned premium revenue                                         (172,156)        23,934        153,387
-------------------------------------------------------------------------------------------------------------
      Net cash flows (used in) provided by operating activities         (72,992)       147,223        288,493
-------------------------------------------------------------------------------------------------------------
Investing activities:
  Acquisitions, net of cash acquired                                     (5,403)      (134,971)       (69,589)
  Purchase of property, plant and equipment                             (22,728)       (25,035)       (24,979)
  Purchase of marketable securities                                     (30,623)        (6,395)      (113,415)
 (Purchase) sale of marketable securities - restricted                   (9,298)        (7,114)           450
  Proceeds from sale of property, plant and equipment                         -          3,056              -
-------------------------------------------------------------------------------------------------------------
      Net cash flows used in investing activities                       (68,052)      (170,459)      (207,533)
-------------------------------------------------------------------------------------------------------------
Financing activities:
  Proceeds from issuance of common stock                                 13,342        200,920          2,326
  Principal payments on long-term debt                                   (8,625)      (174,483)        (5,212)
  Proceeds from borrowings of long-term debt                                  -         83,335         82,350
  Purchase and retirement of common stock                                     -              -         (1,077)
-------------------------------------------------------------------------------------------------------------
      Net cash flows provided by financing activities                     4,717        109,772         78,387
-------------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and equivalents                      (136,327)        86,536        159,347
  Beginning cash and equivalents                                        279,145        192,609         33,262
-------------------------------------------------------------------------------------------------------------
  Ending cash and equivalents                                         $ 142,818      $ 279,145      $ 192,609
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
See accompanying notes.



YEARS ENDED SEPTEMBER 30
(in thousands)                                                             1996           1995           1994
-------------------------------------------------------------------------------------------------------------
Supplemental cash flow information
  Cash paid during the year for:
    Income taxes                                                      $  74,092      $  61,166      $  66,510
    Interest                                                          $   1,230      $   2,685      $   2,466
-------------------------------------------------------------------------------------------------------------
  Supplemental schedule of noncash investing and financing
    activities:
    Tax benefit realized upon exercise of stock options               $   8,384      $   3,683      $   1,715
    Compensation awarded in Class B Common Stock                      $   1,172      $   1,024      $     849
    Leases capitalized                                                $     183      $     392      $   4,063
    Capitalized leases terminated                                     $       -      $       -      $       1
-------------------------------------------------------------------------------------------------------------
  Details of unrealized gains on marketable securities:
    Increase (decrease) in marketable securities                      $  (5,955)     $   7,986      $       -
    Less decrease (increase) in deferred income tax assets                2,304         (3,042)     $       -
-------------------------------------------------------------------------------------------------------------
    Increase (decrease) in shareholders' equity                       $  (3,651)     $   4,944      $       -
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
  Details of businesses acquired in purchase transactions:
    Fair value of assets acquired                                     $   9,906      $ 152,456      $ 130,323
    Less liabilities assumed or created, including notes to sellers       3,023         15,909         42,587
-------------------------------------------------------------------------------------------------------------
    Cash paid for acquisitions                                            6,883        136,547         87,736
    Cash acquired in acquisitions                                         1,480          1,576         18,147
-------------------------------------------------------------------------------------------------------------
    Net cash paid for acquisitions                                    $   5,403      $ 134,971      $  69,589
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE REPORTING ENTITY

     a) ORGANIZATION AND OPERATIONS. PacifiCare Health Systems, Inc. (the "Company") owns and operates federally qualified health maintenance organizations ("HMOs"), which arrange health care services principally for a predetermined, prepaid periodic fee to enrolled subscriber groups through independent health care organizations under contract. The Company also offers certain specialty products and services to group purchasers and to other managed care organizations and their beneficiaries, including pharmacy benefit management, life and health insurance, behavioral health services, dental and vision services and Medicare risk management services. UniHealth, a California non-profit public benefit corporation ("UniHealth"), owned approximately 48 percent and 2 percent of the Company's outstanding shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), respectively, at September 30, 1996.

     b) BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany transactions and balances have been eliminated in consolidation.

2.  SIGNIFICANT ACCOUNTING POLICIES

     a) CASH AND EQUIVALENTS. Cash and equivalents are defined as cash, money market funds and certificates of deposit with a maturity, on acquisition date, of three months or less.

     b) MARKETABLE SECURITIES. The Company has determined that all marketable securities (which are comprised of municipal bonds, corporate notes, commercial paper and U.S. Treasury securities) held at September 30, 1996 and 1995, except marketable securities-restricted, are designated available for sale. Accordingly, such securities are carried at fair value and unrealized gains or losses, net of applicable income taxes, are recorded in shareholders' equity. These marketable securities are available for use in current operations and, accordingly, such securities are classified as current assets without regard to the securities' contractual maturity dates. As of October 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which decreased marketable securities by $6.3 million, decreased shareholders' equity by $3.8 million and increased deferred tax assets by $2.5 million.

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

     c) CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and commercial premiums receivable. The Company's short-term investments in marketable securities are managed by professional investment managers within guidelines established by the Company's Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. In management's opinion, the Company had no significant concentrations of credit risk at September 30, 1996.

     d) FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, trade accounts and notes receivable, trade accounts payable and long-term obligations. The Company considers the carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company considers that the carrying value of all long-term obligations approximates the fair value of such obligations.

     e) PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost; replacements and major improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains and losses are included in the determination of net income. Property, plant and equipment including assets under capital leases are depreciated using the straight-line method for financial reporting purposes over estimated useful lives ranging from five to twenty-five years. Leasehold improvements are amortized using the straight-line method over the term of the lease or ten years, whichever is shorter.

     f) GOODWILL AND INTANGIBLE ASSETS. Goodwill and intangible assets represent principally the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill and intangible assets are amortized on a straight-line basis over periods not exceeding forty years. As of September 30, 1996 and 1995, accumulated amortization totaled $25.2 million and $16.0 million, respectively.

     g) ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company periodically reviews its long-lived assets for impairment based on discounted future cash flows analyses. In the fourth quarter of fiscal year 1996, the Company determined that certain intangibles, primarily goodwill, were no longer recoverable from future operations (See Note 11 - Impairment, Disposition, Restructuring and OPM Charges).

     In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. The statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The statement also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 on October 1, 1996 and, based on current accounting policies, does not believe the effect of the adoption will be material.

     h) SOFTWARE COSTS. Direct costs associated with the development of computer software are expensed as incurred. These costs totaled $12.5 million, $12.1 million and $9.6 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

     i) PREMIUMS AND REVENUE RECOGNITION. Prepaid health care premiums from the Company's HMOs' enrolled groups are reported as revenue in the month in which enrollees are entitled to receive health care. Premiums received prior to such period are recorded as unearned premium revenue. Funds received under the federal Medicare programs accounted for approximately 57 percent of the Company's premium revenue for each of the fiscal years ended September 30, 1996, 1995 and 1994.

     j) HEALTH CARE SERVICES. The Company's HMOs arrange for comprehensive health care services to their members principally through capitation, a fixed monthly payment made without regard to the frequency, extent or nature of the health care services actually furnished. Benefits are provided to enrolled members generally through the Company's contractual relationships with physician groups and hospitals. The Company's contracted providers may, in turn, contract with specialists or referral providers for specific services and are responsible for any related payments to those referral providers.

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

     k) UTILIZATION REVIEW AND CASE MANAGEMENT SERVICES. The Company's HMOs conduct utilization review and case management programs to ensure that their providers deliver a consistent quality of care to members. The utilization review program essentially provides patients with second opinions, while the case management program assigns nurses to complicated, high-risk or chronic cases to evaluate and recommend treatment options to the patient and provider. Exclusive of costs related to the Company's behavioral health product, the HMOs' costs associated with providing these medical services are recorded in marketing, general and administrative expenses and totaled $11.5 million, $10.4 million and $7.4 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

     l)   ACCOUNTING FOR STOCK-BASED COMPENSATION.  In October 1995, SFAS
No. 123, "Accounting for Stock-Based Compensation," was issued which provides an alternative to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 encourages, but does not require, recognition of compensation expense for grants of stock, stock options and other equity instruments to employees based on the fair value. SFAS No. 123 also allows companies to continue to measure compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25. While recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The Company intends to continue with the intrinsic value based method prescribed by APB Opinion No. 25 and make proforma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied beginning on October 1, 1996.

     m) TAXES BASED ON PREMIUMS AND INCOME. Certain states in which the Company does business require the remittance of excise, per capita or premium taxes based upon a specified rate for enrolled members or a percentage of billed premiums. Such taxes may be levied in lieu of a state income tax. These amounts are recorded in marketing, general and administrative expenses and totaled $6.0 million, $4.3 million and $4.0 million for the fiscal years ended September 30, 1996, 1995 and 1994.

     As of October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" and recorded a benefit for the cumulative effect prior to October 1, 1993 of the change in accounting principle of $5.7 million or approximately $0.20 per share.

     n) EARNINGS PER SHARE. Earnings per share are computed on the weighted average number of common shares outstanding each year. Outstanding stock options are common stock equivalents and are included in earnings per share computations.

     o) USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include: determination of allowances for doubtful accounts receivable, medical claims payable, professional and general liability, reserves relating to the Office of Personnel Management ("OPM") contract and certain other reserves (See Note 11 - "Impairment, Disposition, Restructuring and OPM Charges").

3.  MARKETABLE SECURITIES

     The following table summarizes marketable securities as of September 30, 1996:


                                                                       GROSS          GROSS
                                                       AMORTIZED     UNREALIZED     UNREALIZED
(amounts in thousands)                                   COST          GAINS          LOSSES       FAIR VALUE
-------------------------------------------------------------------------------------------------------------
Marketable securities:
  U.S. Government and agency                          $  165,789     $      988     $     (827)    $  165,950
  State, municipal and state and local agency            205,321          2,986           (207)       208,100
  Corporate debt and other securities                    184,134            662         (1,571)       183,225
-------------------------------------------------------------------------------------------------------------
Total marketable securities                              555,244          4,636         (2,605)       557,275
-------------------------------------------------------------------------------------------------------------

Marketable securities - restricted:
  U.S. Government and agency                              15,842              -              -         15,842
  Municipal and local agency                               8,020              -              -          8,020
  Corporate debt and other securities                      8,544              -              -          8,544
-------------------------------------------------------------------------------------------------------------
Total marketable securities - restricted                  32,406              -              -         32,406
-------------------------------------------------------------------------------------------------------------

Total marketable securities                           $  587,650     $    4,636     $   (2,605)    $  589,681
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

The following table summarizes marketable securities as of September 30, 1995:


                                                         GROSS         GROSS
                                                       AMORTIZED     UNREALIZED     UNREALIZED
(amounts in thousands)                                   COST          GAINS          LOSSES       FAIR VALUE
-------------------------------------------------------------------------------------------------------------
Marketable securities:
  U.S. Government and agency                          $  120,756     $    3,396     $      (63)    $  124,089
  State, municipal and state and local agency            224,704          4,594           (237)       229,061
  Corporate debt and other securities                    178,934          1,498         (1,202)       179,230
-------------------------------------------------------------------------------------------------------------
Total marketable securities                              524,394          9,488         (1,502)       532,380
-------------------------------------------------------------------------------------------------------------

Marketable securities - restricted:
  U.S. Government and agency                               5,595             11              -          5,606
  Corporate debt and other securities                     17,513              -              -         17,513
-------------------------------------------------------------------------------------------------------------
Total marketable securities - restricted                  23,108             11              -         23,119
-------------------------------------------------------------------------------------------------------------

Total marketable securities                           $  547,502     $    9,499      $  (1,502)    $  555,499
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

     As of September 30, 1996, the contractual maturities of the Company's marketable securities were as follows:



                                               MARKETABLE SECURITIES       MARKETABLE SECURITIES -
                                                                                  RESTRICTED
                                            -------------------------------------------------------
                                             AMORTIZED                     AMORTIZED
(amounts in thousands)                         COST        FAIR VALUE        COST        FAIR VALUE
---------------------------------------------------------------------------------------------------
Due in one year or less                     $  124,696     $  124,779     $   18,225     $   18,225
Due after one year through five years          202,751        202,807          8,986          8,986
Due after five years through ten years         187,348        189,300          4,733          4,733
Due after ten years                             40,449         40,389            462            462
---------------------------------------------------------------------------------------------------

                                            $  555,244     $  557,275     $   32,406     $   32,406
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

     During the fiscal years ended September 30, 1996 and 1995, proceeds from sales and maturities of marketable securities were $1.4 billion and $2.7 billion, resulting in gross realized gains of $3.9 million and $6.0 million and realized losses of $1.8 million and $6.8 million, respectively. Realized gains and losses are included in interest income under the specific identification method.

4.  PROPERTY, PLANT AND EQUIPMENT

     The following table summarizes the components of property, plant and equipment:


SEPTEMBER 30
(in thousands)                                                1996            1995
------------------------------------------------------------------------------------
Land                                                       $   12,060     $   12,060
Buildings and improvements                                     32,797         33,994
Furniture, fixtures and equipment                             107,594         91,304
Leasehold improvements                                         15,793         15,620
Capital leases                                                 17,480         18,357
Construction in progress                                          363          1,082
------------------------------------------------------------------------------------
                                                              186,087        172,417
Less accumulated depreciation and amortization                 92,271         73,141
------------------------------------------------------------------------------------
Net property, plant and equipment                          $   93,816     $   99,276
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------



5.  ACQUISITIONS

     The Company completed several acquisitions (the "Acquisitions") in the fiscal years ended September 30, 1996 and 1995. In
January 1996, the Company acquired Psychology Systems, Inc., a California-based managed care behavioral health and employee assistance program company with approximately 275,000 covered lives. During fiscal year 1995, the Company made the following acquisitions: (i) Preferred Solutions, a San Jose-based pharmacy benefit management company, in January 1995; (ii) ValuCare, a Fresno, California-based HMO with approximately 67,000 members in March 1995; and (iii) the membership of Pacific Health Plans, a Washington-based HMO, with approximately 33,000 members in March 1995.

     The total purchase price for the Acquisitions, including contingent purchase payments, is expected to be approximately $131 million. Based on the fair values of the assets and liabilities of the acquired companies, the preliminary estimate of excess purchase price is approximately $126 million. A final allocation of purchase price will be determined when appraisals and other studies are completed and contingent purchase payments are determined. The Acquisitions have been accounted for as purchases and the operating results of each completed acquisition are included in the consolidated financial statements from the date of purchase. Amortization of excess purchase price is made over a period not to exceed forty years. Proforma results of operations have not been presented because the effects of these acquisitions were not significant.

6.  LONG-TERM DEBT

     Long-term debt consists of the following components:

SEPTEMBER 30
(in thousands)                                              1996           1995
--------------------------------------------------------------------------------
8.80% privately placed senior debt, due in annual
  installments of $3,750 through November 1997         $   7,500      $  11,250
Capitalized lease obligations                              2,280          5,655
Other long-term debt                                       1,726          3,022
--------------------------------------------------------------------------------
                                                          11,506         19,927
Less amounts due within one year                           6,323          7,978
--------------------------------------------------------------------------------
Long-term debt due after one year                      $   5,183      $  11,949
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     In November 1994, the Company established a $250.0 million revolving line of credit with Bank of America National Trust and Saving Association and a syndicate of banks (the "B of A Credit Line"). At that time, the Company borrowed $82.3 million under the B of A Credit Line to pay the balance owed under a syndicated $130.0 million credit line with The Chase Manhattan Bank. The amount outstanding under the B of A Credit Line was repaid in March 1995 from the proceeds of the sale of the Company's Class B Common Stock (See Note 7
- "Shareholders' Equity"). At September 30, 1996, the Company did not owe any amounts under the B of A Credit Line.

     In October 1996, the Company established a new credit facility with Bank of America National Trust and Savings Association, as agent (See Note 13 - "Proposed FHP Merger"), in the aggregate amount of $1.5 billion. Subsequent to establishing this new credit facility, the B of A Credit Line was terminated.

     As of September 30, 1996, the maturities of long-term debt for the years following 1996 are as follows:

YEARS ENDING SEPTEMBER 30
(in thousands)
--------------------------------------------------------------------------------
1997                                                                   $   6,323
1998                                                                       3,953
1999                                                                          85
2000                                                                          76
2001                                                                          40
Thereafter                                                                 1,029
--------------------------------------------------------------------------------
                                                                       $  11,506
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Capitalized leases relate to equipment included in the accompanying consolidated balance sheets at a cost of $17.5 million and $18.4 million at September 30, 1996 and 1995, respectively. Accumulated amortization related to this equipment totaled $15.4 million and $12.8 million at September 30, 1996 and 1995, respectively. These leases require future payments including interest totaling $2.4 million at September 30, 1996 through the end of the lease terms.

7.  SHAREHOLDERS' EQUITY

     In March 1996, the shareholders of the Company approved an amendment (the "Amendment") to the Company's Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to increase the total number of authorized shares of stock which the Company has the authority to issue to 220,000,000.
The Amendment increased the number of shares of the Class A Common Stock, which the Company is authorized to issue from 30,000,000 to 100,000,000, increased the number of shares of the Class B Common Stock which the Company is authorized to issue from 60,000,000 to 100,000,000 and increased the total number of shares of preferred stock, par value $1.00 per share (the "Preferred Stock"), which the Company is authorized to issue from 10,000,000 to 20,000,000. Holders of the Class A Common Stock have one vote per share while holders of the Class B Common
Stock have no voting rights other than as required by Delaware law.   Holders of
the Class A

Common Stock and Class B Common Stock are entitled to equal amounts per share of cash distributions and stock dividends, if any, upon liquidation of the Company and consideration in a merger or consolidation of the Company.

     As of March 29, 1995, the Company completed a public offering of 5,175,000 shares of its Class B Common Stock of which 3,000,000 shares were issued and sold by the Company and 2,175,000 shares were sold by UniHealth. The sale of 4,500,000 shares of the Class B Common Stock closed on March 23, 1995 with the sale of the additional 675,000 shares of the Class B Common Stock occurring on March 29, 1995 pursuant to the exercise of the underwriters' over-allotment option.

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

     In December 1994, the Company completed a public offering of 90,000 shares of its Class B Common Stock to certain physician groups which currently contract with the Company. Each group has entered into an irrevocable obligation to purchase a fixed number of shares of the Class B Common Stock over a five year period beginning May 1, 1996 at $64.88 per share. As of September 30, 1996, 14,000 shares had been purchased and 20,000 shares forfeited.

8.  TRANSACTIONS WITH RELATED PARTIES

     The Company purchased health care services from hospitals owned and managed by UniHealth totaling $73.9 million, $70.6 million and $61.5 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. UniHealth purchased health care coverage from the Company in the amounts of $6.5 million, $12.0 million and $10.0 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

     Joseph S. Konowiecki, the Secretary and General Counsel of the Company, is the sole shareholder of Joseph S. Konowiecki, Inc., a California professional corporation, which is a partner of the law firm of Konowiecki & Rank. The Company purchased legal services from Konowiecki & Rank in the amounts of $4.0 million, $3.2 million and $3.1 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

9.  INCOME TAXES

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

SEPTEMBER 30
(IN THOUSANDS)                                              1996           1995
--------------------------------------------------------------------------------
Deferred tax assets:
   Future benefit from goodwill impairment             $  22,637      $       -
   Accrued health care costs                              14,477         15,147
   Accrued compensation                                   11,025          8,682
   Accrued expenses                                        5,107          4,761
   Other assets                                            2,550            485
   Depreciation                                            2,137            693
   State franchise taxes                                   1,779          3,121
   Capital leases                                              -            708
--------------------------------------------------------------------------------
                                                          59,712         33,597

Deferred tax liabilities:
   Prepaid expenses                                       (1,451)        (1,445)
   Unrealized gains on marketable securities                (738)        (3,042)
   Capital leases                                           (726)             -
   Other liabilities                                        (502)          (903)
--------------------------------------------------------------------------------
Net deferred tax assets                                $  56,295      $  28,207
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


   The provision for income taxes for the fiscal years ended September 30, 1996, 1995 and 1994, consists of the following components:

YEARS ENDED SEPTEMBER 30
(in thousands)                               1996           1995           1994
--------------------------------------------------------------------------------

Current:
   Federal                              $  62,781      $  62,912       $  58,036
   State                                   13,829         13,927          12,250
--------------------------------------------------------------------------------
   Total current                           76,610         76,839          70,286
Deferred:
   Federal                                (22,172)        (2,444)        (9,349)
   State                                   (3,611)          (390)           (62)
--------------------------------------------------------------------------------
   Total deferred                         (25,783)        (2,834)        (9,411)
--------------------------------------------------------------------------------
Provision for income taxes              $  50,827      $  74,005      $  60,875
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes:

YEARS ENDED SEPTEMBER 30
(in thousands)                               1996           1995           1994
--------------------------------------------------------------------------------
Computed expected provision                  35.0%          35.0%          35.0%
State taxes, net of federal benefit           4.4            4.9            5.4
Tax exempt interest                          (3.6)          (2.2)          (1.9)
Future benefit from goodwill impairment       1.8              -              -
Amortization of intangibles                   1.5            1.1            0.7
Other, net                                    2.3            1.8            2.6
--------------------------------------------------------------------------------
Provision for income taxes                   41.4%          40.6%          41.8%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Company and its subsidiaries file a consolidated Federal income tax return. The Company also files a combined California franchise tax return with its subsidiaries.

10.  EMPLOYEE BENEFIT PLANS

     a) Savings and Profit-Sharing Plan. The Company has an employee profit-sharing plan (the "Plan") covering substantially all full-time employees, which provides for annual contributions by the Company of two percent of the annual compensation of employees and additional amounts determined by the Board of Directors which are generally based upon a percentage of pretax income. Employees may defer up to twelve percent of their annual compensation under the Plan, with the Company matching one-half of the deferred amount, up to a maximum of three percent of annual compensation. Amounts charged to expense applicable to the Plan were $13.7 million, $14.3 million and $10.3 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

     b) Stock Option Plans. The Company has granted stock options for employees and directors under various plans including the Stock Option Plan for Executive and Key Employees, as amended (the "1985 Plan"), the Second Amended and Restated 1989 Stock Option Plan for Officers and Key Employees, as amended (the "1989 Employee Plan"), the 1989 Non-Officer Directors Stock Option Plan (the "1989 Director Plan") and the amended 1992 Non-Officer Directors Stock Option Plan (the "1992 Director Plan").

     Grants under the 1985 Plan and 1989 Director Plan were suspended. The total number of shares of common stock which may be granted as incentive stock options, non-qualified stock options ("NQSOs"), stock appreciation rights ("SARs") and stock payments under the 1989 Employee Plan as of September 30, 1996 is approximately 980,400. Options may be granted for a term of up to ten years at a price not less than 100 percent of the fair market value of the common stock at the time of grant.

     The 1992 Director Plan provides for a maximum of 140,000 shares of Class B Common Stock issuable upon the exercise of NQSOs granted to eligible non-officer Directors of the Company. Non-officer Directors of the Company who are not eligible to receive options under the 1989 Employee Plan are eligible to receive NQSOs under the 1992 Director Plan. The Company's Board of Directors has amended the 1992 Directors Plan, subject to shareholder approval, to: increase the number of shares available under the plan; increase the number of shares underlying the NQSOs automatically granted to eligible directors of the Company each year; and provide for the automatic grant of NQSOs to each eligible director of the Company upon being elected the Company's Board of Directors.

     The following table summarizes the activity in NQSOs under the 1985 Plan, the 1989 Employee Plan, the 1989 Director Plan and the 1992 Director Plan for the fiscal years ended September 30, 1996 and 1995:


                                                                   NON-QUALIFIED STOCK OPTIONS
-----------------------------------------------------------------------------------------------------------------------------
YEARS ENDED SEPTEMBER 30,                 CLASS A                                      CLASS B
 1996 AND 1995                             STOCK              EXERCISE PRICE            STOCK              EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT SEPTEMBER 30, 1994          451,284        $  1.63   -   $  19.75      1,304,839        $  1.63   -   $  53.75
Granted                                          -        $     -   -   $      -        743,700        $ 65.56   -   $  66.75
Exercised                                   93,375        $  1.63   -   $  19.75        245,233        $  1.63   -   $  53.75
Canceled                                       825        $ 17.25   -   $  19.75        110,995        $ 17.25   -   $  66.75
-----------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT SEPTEMBER 30, 1995          357,084        $  1.63   -   $  19.75      1,692,311        $  1.63   -   $  66.75
Granted                                                   $         -   $               402,150        $ 69.50   -   $  87.00
Exercised                                   48,250        $  1.63   -   $  17.25        333,168        $  1.63   -   $  66.75
Canceled                                                  $         -   $               114,172        $ 37.38   -   $  69.50
-----------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT SEPTEMBER 30, 1996          308,834        $  1.63   -   $  19.75      1,647,121        $  1.63   -   $  87.00
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


     At September 30, 1996, approximately 1,955,955 shares were reserved for issuance upon the exercise of outstanding options. As of that date, options were exercisable for 308,834 shares of Class A Common Stock at exercise prices of $1.63 - $19.75 per share and 434,411 shares of Class B Common Stock at exercise prices of $1.63 - $66.75. No SARs have been awarded under the 1989 Employee Plan.

     c) Performance Incentive Programs. The Company has a long-term performance incentive program, under which all executive officers of the Company and certain officers and key employees of the Company and its subsidiaries are eligible to participate. Incentive compensation is based on the achievement of objectives established by the Compensation Committee (the "Committee") of the Board of Directors and approved by the shareholders of the Company. For fiscal years ended September 30, 1996, 1995 and 1994, the incentive compensation expense for this program was $3.6 million, $3.0 million and $2.5 million, respectively.

     The Company also has an annual incentive compensation program. All executive officers of the Company or any subsidiary of the Company are eligible to participate and any officer or full-time employee of the Company or any subsidiary of the Company, determined by the Committee to have a direct, significant and measurable impact on the attainment of the Company's or subsidiary's annual growth and profitability objectives is eligible to participate. Amounts charged to expense for the annual compensation program were $5.1 million, $2.7 million and $7.0 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

11.  IMPAIRMENT, DISPOSITION, RESTRUCTURING AND OPM CHARGES

     Pretax impairment, disposition, restructuring and OPM charges were recorded for the fiscal year ended September 30, 1996 totaling $100.8 million ($62.0 million or $1.96 per share, net of tax) for the following:

     a)  Impairment of Goodwill Charge.   In the fourth quarter the Company
recognized a charge for the impairment of goodwill associated with its Florida operations. PacifiCare of Florida ("PCFL") was established in 1994 through the acquisition of two health plans which resulted in more than $62.1 million of goodwill recognized in purchase accounting. As of September 30, 1996, PCFL had approximately 41,000 members in small group, individual and Medicaid health plans. The business strategy for PCFL profitability was based on the launching of the Company's Secure Horizons program in Florida. In response to the FHP Transaction (See "Proposed FHP Merger") and the considerable amount of resources which will be needed to integrate FHP's operations with those of the Company, assuming the FHP Transaction is consummated , the Company decided to explore options with respect to PCFL's operations, including a possible sale. Accordingly, the Company withdrew its HCFA application in September 1996. Consequently, the Company recognized a $58.7 million ($34.1 million or $1.08 per share, net of tax) impairment of PCFL goodwill and other intangible assets. The Company expects to continue operations in Florida until a sale is consummated or the Company makes alternative arrangements. A comprehensive plan to dispose of PCFL's business may involve a restructuring charge in future periods.

     b)  Disposition Charge.   Effective June 1, 1996, PCFL and its Pasteur
Delivery Systems ("PDS") affiliates sold the assets of the PDS staff-model medical clinics to PrimeCare of Florida, Inc. ("PrimeCare"). The transaction resulted in a pretax loss of $9.3 million ($8.3 million or $0.26 loss per share, net of tax), primarily attributable to the write off of goodwill and certain other assets, the majority of which is not deductible for income tax purposes. PrimeCare assumed the daily operations of the PDS clinics on June 1, 1996, delivering primary and specialty health care services to certain members under capitated contracts with PCFL.

     c) Restructuring Charge. The Company recorded a pretax restructuring charge of $7.8 million ($4.7 million, or $0.15 loss per share, net of tax) for
the three and nine months ended June 30, 1996.    In June 1996, management
approved a plan relating to the discontinuation of certain specialty health care products and services that do not meet the Company's strategic and economic return objectives and the restructuring of regional operations, including a reduction in workforce and the completion of regional customer service centers. The restructuring plan was announced to all affected employees prior to June 30, 1996. The expected costs encompass employee separation, ($3.8 million loss, pretax), asset write-offs ($2.5 million loss, pretax) and certain other costs ($1.5 million loss, pretax). These restructuring activities should be substantially completed by March 31, 1997.

     d) OPM Charge. The results for the fiscal year ended September 30, 1996 include a pretax charge of $25.0 million ($14.9 million, or $0.47 loss per share, net of tax) for an increase of reserves in anticipation of negotiations relating to potential governmental claims for contracts with the United States Office of Personnel Management ("OPM"). The Company's HMO subsidiaries have commercial contracts with OPM to provide managed health care services to approximately 64,000 members under the Federal Employees Health Benefits Program ("FEHBP") for Federal employees, annuitants and their dependents. OPM, as a normal course of business, audits health plans with which it contracts to, among other things, verify that premiums charged under OPM contracts are established in compliance with community rating and other requirements under the FEHBP. OPM audits for multiple periods are in various stages of completion for several of the Company's HMO subsidiaries.

     The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued which could arise upon completion of the audits by OPM of the health plans, would not materially affect the Company's consolidated financial position, results of operations or cash flows, however, such liability could be material to net income of a future quarter.

12.  COMMITMENTS AND CONTINGENCIES

     a) LEASE COMMITMENTS. The Company leases office space and equipment under various non-cancelable operating leases. Rental expense for the fiscal years ended September 30, 1996, 1995 and 1994 totaled $29.1 million, $18.3 million and $10.2 million, respectively. Future minimum lease payments under operating leases at September 30, 1996 are as follows:

YEARS ENDING SEPTEMBER 30
(in thousands)
--------------------------------------------------------------------------------
1997                                                                   $  24,245
1998                                                                      16,887
1999                                                                       9,089
2000                                                                       4,256
2001                                                                       2,536
Thereafter                                                                 1,538
--------------------------------------------------------------------------------
                                                                       $  58,551
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     b) EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements with the President of the Company and certain other executive officers. The agreements contain provisions that would entitle each to receive severance benefits which are payable if employment is terminated for various reasons, including termination following a change of ownership or control of the Company as defined by the agreements. The maximum contingent liability for severance payments that the Company would be required to make under the employment agreements (excluding amounts which may be payable under incentive plans and the value of certain benefits) would be approximately $7.1 million at September 30, 1996.

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

13.  PROPOSED FHP MERGER

     On August 5, 1996, the Company announced that it had entered into a definitive agreement and plan of reorganization with FHP International Corporation, the Fountain Valley-based health care services company("FHP"), in which the Company will acquire FHP for a total purchase price expected to be approximately $2.1 billion (the "FHP Transaction"). FHP is a diversified health care services company which, through its HMO subsidiaries, serves approximately 1.9 million members in 11 states and Guam. FHP reported revenues of $4.2 billion and net income of $44.2 million for the fiscal year ended June 30, 1996. FHP also operates a health indemnity insurer, a workers' compensation insurer, and a national preferred provider organization. FHP operates one of the largest providers of health care services for Medicare beneficiaries in the United States. As a result of the FHP Transaction, the Company and FHP will become wholly-owned subsidiaries of N-T Holdings, Inc., a corporation formed to effect the FHP Transaction ("PacifiCare Holding"). In addition, the FHP Transaction will result in the current operations of the Company in California, Florida, Oklahoma, Oregon, Texas and Washington being expanded to include operations in Arizona, Colorado, Illinois, Indiana, Kentucky, New Mexico, Nevada, Ohio, Utah and Guam. The FHP Transaction will be accounted for as a purchase and is designed to qualify as a tax-free exchange for the stock portion.

     Terms of the FHP Transaction call for holders of FHP common stock to receive a package of consideration equal, at the time of signing, to approximately $35 per share of FHP common stock of which $17.50 per FHP share of common stock will be paid in cash. Holders of FHP common stock will also receive a total of 2,350,000 shares of Class A Common Stock, par value $0.01 per share, of PacifiCare Holding (the "PacifiCare Holding Class A Common Stock") with the remaining consideration to be paid in shares of PacifiCare Holding Class B Common Stock, par value $0.01 per share (the "PacifiCare Holding Class B Common Stock"). Holders of FHP preferred stock will receive either: $14.113 in cash and one half of one share of PacifiCare Holding preferred stock, assuming approval of an amendment to the FHP Restated Certificate of Incorporation (or an irrevocable election by the holder of FHP is made); or if the amendment is not approved (or an irrevocable election by the holder of FHP preferred stock is not made) (a) $25.00 in cash, (b) a mix of cash, PacifiCare Holding Class A and Class B Common Stock determined by a formula described in the agreement and plan of reorganization, or (c) the consideration that would have been received had the FHP preferred stock been converted into FHP common stock immediately prior to the consummation of the FHP Transaction.

     In October 1996, PacifiCare Holding entered into a credit agreement, dated as of October 31, 1996 (the "Credit Agreement") with Bank of America as Agent, and a syndicate of financial institutions (collectively, the "Banks") whereby the Banks are obligated to provide a five-year unsecured, revolving credit facility in an aggregate amount of $1.5 billion (the "Credit Facility"). The Company and FHP will provide guarantees under the Credit Facility. PacifiCare Holding may borrow the full amount of the Credit Facility to fund the cash portion of the consideration being paid to FHP shareholders and to pay a portion of the fees and expenses incurred in the connection with the FHP transaction. Thereafter, the Credit Facility will remain available for general corporate purposes. Interest on the borrowing under the Credit Facility will be based on any of the London Interbank Offering Rate, a base rate or competitive bid. Funding under the Credit Facility is subject to the satisfaction of a variety of customary borrowing conditions.

     The FHP Transaction is subject to various federal and state regulatory approvals, approval of the Company's and FHP's shareholders and other customary conditions and is expected to close in January 1997. For additional information regarding the proposed transaction, please refer to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 18, 1996.

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


The Board of Directors and Shareholders
PacifiCare Health Systems, Inc.

     We have audited the accompanying consolidated balance sheets of PacifiCare Health Systems, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PacifiCare Health Systems, Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP


Los Angeles, California
November 18, 1996

QUARTERLY INFORMATION FOR FISCAL YEARS 1996 AND 1995 (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                 --------------------------------------------------------
(in thousands, except per share amounts)           DEC. 31       MARCH 31       JUNE 30(2)    SEPT. 30(3)
---------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1996
---------------------------------------------------------------------------------------------------------
Operating revenue                                $ 1,064,324    $ 1,157,170    $ 1,194,718    $ 1,221,093
Operating expenses                                 1,029,240      1,115,205      1,185,689      1,228,534
Interest income, net                                  11,749         11,383          9,880         11,131
---------------------------------------------------------------------------------------------------------
Income before income taxes                            46,833         53,348         18,909          3,690
Provision for income taxes                            18,854         21,479         10,331            163
---------------------------------------------------------------------------------------------------------
Net income                                       $    27,979    $    31,869    $     8,578    $     3,527
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Earnings per share                               $      0.88    $      1.01    $      0.27    $      0.11
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Membership(1)                                          1,816          1,959          1,996          2,031
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1995
---------------------------------------------------------------------------------------------------------
Operating revenue                                $   821,614    $   912,766    $   981,236    $ 1,015,406
Operating expenses                                   790,748        875,318        941,650        975,063
Interest income, net                                   3,217          8,594         11,281         10,765
---------------------------------------------------------------------------------------------------------
Income before income taxes                            34,083         46,042         50,867         51,108
Provision for income taxes                            14,026         18,683         20,619         20,677
---------------------------------------------------------------------------------------------------------
Net income                                       $    20,057    $    27,359    $    30,248    $    30,431
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Earnings per share                               $      0.71    $      0.96    $      0.97    $      0.98
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Membership(1)                                          1,405          1,526          1,682          1,757
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

(1)  Membership as of quarter-end.

(2) The June 30, 1996 results include $42.1 million of pretax charges ($27.9 million or $0.88 loss per share, net of tax) for potential government claims, the disposition of Pasteur Delivery Systems and certain restructuring charges

(3) The September 30, 1996 results include $58.7 million of pretax charges ($34.1 million or $1.08 per share, net of tax) for the impairment of goodwill of the Florida operations.

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained in the Company's 1996 Proxy Statement and is incorporated herein by reference. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is contained in the Company's 1996 Proxy Statement and is incorporated herein by reference. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is contained in the Company's 1996 Proxy Statement and is incorporated herein by reference. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is contained in the Company's 1996 Proxy Statement and is incorporated herein by reference. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1996.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     The following documents are filed as part of this report. Consolidated financial statements and notes thereto are included in Part II, Item 8 of this
Report:

                                                                 PAGE REFERENCE
                                                                 --------------

(a)  1.        Financial Statements:
               Consolidated Balance Sheets as of
                 September 30, 1996 and 1995 . . . . . . . . . . . . . . 22
               Consolidated Statements of Income for the
                 fiscal years ended September 30, 1996,
                 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . 23
               Consolidated Statements of Shareholders'
                 Equity for the fiscal years ended
                 September 30, 1996, 1995 and 1994 . . . . . . . . . . . 24
               Consolidated Statements of Cash Flows for
                 the fiscal years ended September 30, 1996,
                 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . 25
               Notes to Consolidated Financial Statements. . . . . . . . 27
               Report of Ernst & Young LLP Independent Auditors. . . . . 39
               Quarterly Information for Fiscal Years 1996
                 and 1995 (Unaudited). . . . . . . . . . . . . . . . . . 40

     2.        Financial Statement Schedule:
                 Schedule II - Valuation and Qualifying Accounts . . . . 46


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

               3.2 Amendment to the Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended December 31, 1995].

               3.3 Amendment to the Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended March 31, 1994].

               3.4    Bylaws of the Company [incorporated by reference to
                      Exhibit 3.4 to the Company's Form 10-K for the fiscal year ended September 30, 1994].

               3.5 First Amendment to the Bylaws of the Company [incorporated by reference to Exhibit 3.5 to the Company's Form 10-K for the fiscal year ended September 30, 1994].

               4.1 Specimen of the Company's Class A Common Shares [incorporated by reference to Exhibit 1 to the Company's Form 8, dated May 20, 1992].

               4.2 Specimen of the Company's Class B Common Shares [incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated May 20, 1992].

               10.1 Employment Agreement, dated as of April 1, 1993, between the Company and Terry Hartshorn [incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994].(1)

               10.2 Employment Agreement, dated December 1, 1994, between the Company and Alan Hoops [incorporated by reference to
                      Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 1994].(1)

               10.3 Employment Agreement, dated December 12, 1994, between the Company and Jeffrey Folick [incorporated by reference to
                      Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 1994].(1)

               10.4 Employment Agreement, dated February 22, 1990, between the Company and Wayne Lowell, as amended June 5, 1992 [incorporated by reference to Exhibit 28.3 to the Company's Registration Statement on Form S-3 (File No. 33-52438)].(1)

               10.5 Form of contract for the period January 1, 1993 through December 31, 1993 between PacifiCare of California and the Department of Health and Human Services [incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 (File No. 33-72012)].

               10.6 Management Consulting Agreement, dated as of October 1, 1991, between the Company and UniHealth [incorporated by reference to Exhibit 28.6 to the Company's Registration Statement on Form S-3 (File No. 33-52438)].

               10.7 Second Amended and Restated 1989 Stock Option Plan for Officers and Key Employees, as amended [incorporated by reference to Exhibit A to the Company's Proxy Statement, dated January 26, 1992].(1)

               10.8 First Amendment, dated as of November 20, 1995, to the Second Amended and Restated 1989 Stock Option Plan for Officers and Key Employees of PacifiCare Health Systems, Inc. [incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1996].(1)

               10.9 Amended 1992 Non-Officer Directors Stock Option Plan of PacifiCare Health Systems, Incorporate [incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 1995].(1)

               10.10 Second Amended and Restated 1992 Non-Officer Directors Stock Option Plan of PacifiCare Health Systems, Inc. [incorporated by reference to the Exhibit 99.08 to the Registration Statement on Form S-4 of N-T Holdings, Inc. (File No. 333-16271)](1)

               10.11 PacifiCare Health Systems, Inc. Second Amended Non-Employee Director Compensation and Retirement Plan.(1)

               10.12 Amended Long-Term Performance Incentive Plan, as amended [incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 1994].(1)

               10.13 Amended Management Incentive Compensation Plan, as amended [incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 1994].(1)

               10.14 Credit Agreement, dated as of October 31, 1996, among N-T Holdings, Inc., the several financial institutions from time to time party to the Credit Agreement, The Bank of New York, The Bank of Nova Scotia, Banque Nationale de Paris, Dai-Ichi Kangyo Bank, Ltd., The Industrial Bank of Japan Limited, RaboBank Nederland, Sanwa Bank of California, The Sumitomo Bank, Limited and Wells Fargo Bank, N.A., as co-agents, The Chase Manhattan Bank and CitiCorp USA, Inc., as managing agents, and Bank of America National Trust and Savings Association, as agent for the Banks [incorporated by reference to Exhibit 10.01 to the Registration Statement on Form S-4 of N-T Holdings, Inc. (File No. 333-16271)].

               10.15 Contribution and Indemnification Agreement, dated March 16, 1995 between the Company and UniHealth [incorporated by reference to Exhibit 10.01 to the Company's Registration Statement on Form S-3 (File No. 33-57783)].

               10.16 The PacifiCare Health Systems, Inc. Statutory Restoration Plan [incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995].(1)

               10.17 Amended and Restated Agreement and Plan of Reorganization, dated as of November 11, 1996, among PacifiCare Health Systems, Inc., N-T Holdings, Inc., Neptune Merger Corp., Tree Acquisition Corp. and FHP International Corp. [incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-4 of N-T Holdings, Inc. (File No. 333-16271)].

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



(b)  Reports on Form 8-K:

     The Company's current report on Form 8-K filed on September 23, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFICARE HEALTH SYSTEMS, INC.

Date: December 18, 1996       By    /s/           ALAN HOOPS
                              --------------------------------------------------
                                             Alan Hoops, President
                                          and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                    TITLE                          DATE


/s/   TERRY HARTSHORN         Chairman of the Board           December 18, 1996
-------------------------
      Terry Hartshorn

                                   President,
                             Chief Executive Officer,
                                  and Director
/s/     ALAN HOOPS        (Principal Executive Officer)       December 18, 1996
-------------------------
        Alan Hoops

                            Executive Vice President,
                           Chief Administrative Officer
                           and Chief Financial Officer
/s/    WAYNE LOWELL       (Principal Financial Officer)       December 18, 1996
-------------------------
       Wayne Lowell

                                Vice President and
                               Corporate Controller
/s/  MARY C. LANGSDORF    (Principal Accounting Officer)      December 18, 1996
-------------------------
     Mary C. Langsdorf


/s/  JEAN BIXBY SMITH               Director                  December 18, 1996
-------------------------
     Jean Bixby Smith


/s/ DAVID R. CARPENTER              Director                  December 18, 1996
-------------------------
    David R. Carpenter


/s/    GARY L. LEARY                Director                  December 18, 1996
-------------------------
       Gary L. Leary


/s/ WARREN E. PINCKERT II           Director                  December 18, 1996
-------------------------
   Warren E. Pinckert II


/s/    DAVID A. REED                Director                  December 18, 1996
-------------------------
       David A. Reed


/s/     LLOYD ROSS                  Director                  December 18, 1996
-------------------------
        Lloyd Ross

                PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


                                                      ADDITIONS
                                             --------------------------
                               BALANCE AT    CHARGED TO      CHARGED TO                   BALANCE AT
                               BEGINNING      COSTS AND        OTHER        DEDUCTIONS/     END OF
DESCRIPTION                    OF PERIOD      EXPENSES        ACCOUNTS      WRITE-OFFS      PERIOD
----------------------------------------------------------------------------------------------------
Allowance for
   Doubtful Accounts

Year ended
   September 30, 1996            $   690        $   999         $  (85)       $   714        $   890
                               ---------------------------------------------------------------------
                               ---------------------------------------------------------------------

Year ended
   September 30, 1995            $   558        $   530        $ 1,498        $ 1,896        $   690
                               ---------------------------------------------------------------------
                               ---------------------------------------------------------------------

Year ended
   September 30, 1994            $ 1,155        $   532        $   263        $ 1,392        $   558
                               ---------------------------------------------------------------------
                               ---------------------------------------------------------------------