Form 10-K/A
period 1996-09-30
PACIFICARE HEALTH SYSTEMS INC
filed 1997-01-17
CIK 766456

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

For the transition period from _________________ to ___________________________

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

        The aggregate market value of voting stock held by non-affiliates of the Registrant on December 31, 1996, was approximately $388,248,000.

        The number of shares of Class A Common Stock and Class B Common Stock outstanding at December 31, 1996, was 12,379,658 and 18,921,555, respectively.

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

     Terms of the FHP Transaction call for holders of FHP common stock to receive a package of consideration equal, at the time of signing, to approximately $35 per share of FHP common stock of which $17.50 per FHP share of common stock will be paid in cash. Holders of FHP common stock will also receive a total of 2,350,000 shares of Class A Common Stock, par value $0.01 per share, of PacifiCare Holding (the "PacifiCare Holding Class A Common Stock") with the remaining consideration to be paid in shares of PacifiCare Holding Class B Common Stock, par value $0.01 per share (the "PacifiCare Holding Class B Common Stock"). Holders of FHP preferred stock will receive either: $14.113 in cash and one-half share of PacifiCare Holding preferred stock, assuming approval of an amendment to the FHP Restated Certificate of Incorporation (or an irrevocable election by the holder of FHP preferred stock is made); or if the amendment is not approved (or an irrevocable election by the holder of FHP preferred stock is not made) (a) $25.00 in cash, (b) a mix of cash, PacifiCare Holding Class A and Class B
                                       2

Common Stock determined by a formula described in the agreement and plan of reorganization, or (c) the consideration that would have been received had the FHP preferred stock been converted into FHP common stock immediately prior to the consummation of the FHP Transaction.

     The FHP Transaction is subject to various federal and state regulatory approvals, approval of both the Company's and FHP's shareholders and other customary closing conditions and is expected to close in February 1997. The FHP Transaction and any similar acquisitions could affect the Company's ability to integrate and manage its overall business effectively. In addition, the FHP Transaction is key to the Company's business strategy as it offers significant synergies creating a combined company that would be better able to respond to the needs of consumers and customers, the increased competitiveness of the health care industry and the opportunities that changes in the health care industry might bring. See "Business Strategy." There can be no assurance that the Company will be able to successfully integrate the administrative, management and service operations of FHP's and PacifiCare's subsidiaries, that such integration will occur in a timely or efficient manner, if at all, or that the uncertainty associated with such integration will not result in the loss of providers, employers, members or key employees. The failure to achieve such integration in a timely or efficient manner could materially and adversely affect the Company.

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

OPERATIONS, PRODUCTS AND SERVICES

HMO OPERATIONS

     The Company's total membership has grown from approximately 726,000 members at September 30, 1991 to approximately 2,031,000 members at September 30, 1996, a 23 percent compound annual growth rate. The Company's membership at September 30, 1996 by state and program is as follows:

                                        GOVERNMENT
                                        (MEDICARE &                     PERCENT
                          COMMERCIAL     MEDICAID)        TOTAL         OF TOTAL
                        --------------------------------------------------------
California                  962,409        411,492      1,373,901        67.6%
Florida                      38,455          2,627         41,082         2.0%
Oklahoma                    117,279         22,636        139,915         6.9%
Oregon                      112,736         45,433        158,169         7.8%
Texas                       113,063         60,692        173,755         8.6%
Washington                   90,533         53,351        143,884         7.1%
                        --------------------------------------------------------

Total Membership          1,434,475        596,231      2,030,706       100.0%
                        --------------------------------------------------------
                        --------------------------------------------------------


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

     The Company's Secure Horizons programs are subject to regulation by HCFA and various state agencies. HCFA requires that an HMO be federally qualified or meet similar requirements as a competitive medical plan in order to be eligible for Medicare risk contracts. HCFA has the right to audit HMOs operating under Medicare
                                        9
contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations. HCFA may unilaterally terminate the Company's Medicare risk contracts if the Company fails to continue to meet compliance and eligibility standards. Termination of the Company's risk contracts would materially and adversely affect the Company.

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

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND QUARTERLY INFORMATION

     The Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and the Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), are traded on the over-the-counter market and are quoted on the Nasdaq National Market under the symbols PHSYA and PHSYB, respectively. The following tables set forth, for the indicated periods, the high and low reported sale prices per share of the Class A and Class B Common Stock as furnished by Nasdaq.


                                CLASS A                       CLASS B
                             COMMON STOCK                  COMMON STOCK
                       ------------------------      ------------------------
                         HIGH            LOW           HIGH            LOW
                       ------------------------      ------------------------
1995
   First Quarter         79             60 3/4         74 3/4         60 1/2
   Second Quarter        76 1/4         61             77             62
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

INCOME STATEMENT DATA

YEARS ENDED SEPTEMBER 30

 (in thousands, except per share data)                       1996(1)        1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------------
 Operating revenue                                   $  4,637,305   $  3,731,022   $  2,893,252   $  2,221,073   $  1,686,314
----------------------------------------------------------------------------------------------------------------------------------

 Expenses:
   Health care services                                 3,872,747      3,077,135      2,374,258      1,850,469      1,393,645
   Other operating expenses                               585,081        505,644        398,064        283,360        232,120
   Impairment, disposition and restructuring charges       75,840              -              -              -              -
   Office of Personnel Management charge                   25,000              -              -              -              -
----------------------------------------------------------------------------------------------------------------------------------
 Operating income                                          78,637        148,243        120,930         87,244         60,549
 Interest income, net                                      44,143         33,857         24,538         21,083         14,303
----------------------------------------------------------------------------------------------------------------------------------
 Income before income taxes and cumulative
   effect of a change in accounting principle             122,780        182,100        145,468        108,327         74,852
 Provision for income taxes                                50,827         74,005         60,875         45,631         31,262
----------------------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of a change
   in accounting principle                                 71,953        108,095         84,593         62,696         43,590
 Cumulative effect on prior years of a change
   in accounting principle                                      -              -          5,658              -              -
----------------------------------------------------------------------------------------------------------------------------------
 Net Income                                             $  71,953     $  108,095      $  90,251      $  62,696      $  43,590
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
 Earnings per share                                       $  2.27        $  3.62        $  3.22(2)     $  2.25        $  1.78
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

 OPERATING STATISTICS

 YEARS ENDED SEPTEMBER 30                                    1996(1)        1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------------

 Medical loss ratio (health care services as a
   percent of premium revenue)
     Consolidated                                           84.4%          83.6%          83.1%          84.1%          83.2%
     Commercial                                             83.1%          82.5%          80.5%          82.5%          80.2%
     Government                                             85.4%          84.3%          85.2%          85.6%          86.6%
 Marketing, general and administrative expenses
   as a  percent of operating revenue                       12.4%          13.4%          13.6%          12.6%          13.6%
 Operating income(1)                                         1.7%           4.0%           4.2%           3.9%           3.6%
 Effective tax rate                                         41.4%          40.6%          41.8%          42.1%          41.8%
 Return on average shareholders' equity(1)                   9.3%          18.9%          24.6%          24.2%          29.2%
----------------------------------------------------------------------------------------------------------------------------------

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

 FINANCIAL STATEMENT CHANGE STATISTICS


 YEARS ENDED SEPTEMBER 30                          1996(1)        1995           1994(2)        1993           1992
------------------------------------------------------------------------------------------------------------------------
 Operating revenue                                 24.3%          29.0%          30.3%          31.7%          35.7%
 Net income                                       (33.4)%         19.8%          44.0%          43.8%          69.6%
 Earnings per share                               (37.3)%         12.4%          43.1%          26.4%          61.8%
 Total assets                                      (6.2)%         25.3%          59.4%          39.3%          54.5%
 Total shareholders' equity                        12.5%          77.1%          29.5%          60.5%          99.5%
------------------------------------------------------------------------------------------------------------------------


 MEMBERSHIP DATA
 (owned and managed)

 SEPTEMBER 30                                      1996           1995           1994           1993           1992
------------------------------------------------------------------------------------------------------------------------

 Commercial                                   1,434,475      1,216,140        949,124        806,918        742,104
 Government (Medicare & Medicaid)               596,231        540,992        409,095        290,149        214,110
------------------------------------------------------------------------------------------------------------------------
 Total membership                             2,030,706      1,757,132      1,358,219      1,097,067        956,214
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
 Percent change in membership                      15.6%          29.4%          23.8%          14.7%          31.6%
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

 BALANCE SHEET DATA
 (in thousands)

 SEPTEMBER 30                                      1996           1995           1994           1993           1992
------------------------------------------------------------------------------------------------------------------------

 Cash and equivalents and marketable
   securities                              $    700,093   $    811,525   $    710,608     $  437,231     $  272,135
 Total assets                              $  1,299,462   $  1,385,372   $  1,105,548     $  693,646     $  498,082
 Medical claims and benefits payable       $    268,000   $    288,400   $    302,900     $  255,000     $  208,000
 Long-term debt, excluding current
   maturities                              $      5,183   $     11,949   $    101,137     $   21,821     $   18,488
 Shareholders' equity                      $    823,224   $    732,024   $    413,358     $  319,294     $  198,884
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

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

FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements contained in this section, and throughout the document, are based on current expectations. These statements are forward looking and actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to the other risks discussed in other documents filed by the Company with the Securities and Exchange Commission ("SEC")..

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

     MEMBERSHIP GROWTH. Excluding the effects of the FHP Transaction, the Company's membership growth is expected to continue in fiscal year 1997 in both the commercial and government programs but decline from the overall 16 percent growth experienced in fiscal year 1996 as competition continues to increase and the Company shifts its emphasis from rapid growth to improved margin performance in fiscal year 1997. The rate of membership growth is also expected to decline in fiscal year 1997 with approximately 41,000 of expected membership losses with the Company's exit from the Florida market and additional losses as the Company
exits the Medicaid business in all markets.   If the FHP Transaction is
successfully completed, membership growth is expected to double solely as a result of the combination of the two companies. Had the business combination been closed as of September 30, 1996, total membership would have been approximately 3,923,000, an increase of 93 percent. Commercial and government membership would have been 2,921,000 and 1,002,000, respectively. An unforeseen loss of membership could have a material adverse effect on the Company. Factors which could contribute to the loss of membership include without limitation, failure to obtain new customers or to retain existing customers, reductions in workforce by existing customers, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives or key employees or denial of accreditation by independent quality accrediting agencies.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  PAGE
          Consolidated Balance Sheets. . . . . . . . . . . . . . . .22
          Consolidated Statements of Income. . . . . . . . . . . . .23
          Consolidated Statements of Shareholders' Equity. . . . . .24
          Consolidated Statements of Cash Flows. . . . . . . . . . .25
          Notes to Consolidated Financial Statements . . . . . . . .27
          Report of Ernst & Young LLP Independent Auditors . . . . .39
          Quarterly Information for Fiscal
            Years 1996 and 1995 (Unaudited). . . . . . . . . . . . .40

 CONSOLIDATED BALANCE SHEETS

 SEPTEMBER 30
 (in thousands, except per share data)                                      1996                1995
---------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
  Cash and equivalents                                                $  142,818          $  279,145
  Marketable securities                                                  557,275             532,380
  Receivables, net                                                       169,545             112,408
  Prepaid expenses                                                         8,274               9,469
  Deferred income taxes                                                   56,295              28,207
---------------------------------------------------------------------------------------------------------
    Total current assets                                                 934,207             961,609
---------------------------------------------------------------------------------------------------------
 Property, plant and equipment at cost, net of accumulated
  depreciation and amortization                                           93,816              99,276
 Marketable securities - restricted                                       32,406              23,108
 Goodwill and intangible assets                                          228,834             295,794
 Other assets                                                             10,199               5,585
---------------------------------------------------------------------------------------------------------
                                                                    $  1,299,462        $  1,385,372
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Medical claims and benefits payable:
    Medical claims payable                                            $  177,600          $  192,800
    Incentives payable to participating medical groups                    74,000              80,600
    Future life and annuity policy benefits                               16,400              15,000
---------------------------------------------------------------------------------------------------------
      Total medical claims and benefits payable                          268,000             288,400
---------------------------------------------------------------------------------------------------------
  Accounts payable                                                        31,082              21,699
  Accrued liabilities                                                     92,945              74,685
  Accrued compensation and employee benefits                              46,930              45,415
  Income taxes payable                                                     1,325               7,404
  Unearned premium revenue                                                24,059             195,413
  Long-term debt due within one year                                       6,323               7,978
---------------------------------------------------------------------------------------------------------
      Total current liabilities                                          470,664             640,994
---------------------------------------------------------------------------------------------------------
 Long-term debt due after one year                                         5,183              11,949
 Minority interest                                                           391                 405
 Commitments and contingencies
 Shareholders' equity:
  Preferred shares, par value $1.00 per share; 20,000
   shares authorized; none issued                                              -                   -
  Class A common shares, par value $0.01 per share;
   100,000 shares authorized; 12,380 and 12,331 shares
   issued in 1996 and 1995, respectively                                     124                 123
  Class B common shares, par value $0.01 per share;
   100,000 shares authorized; 18,912 and 18,551 shares
   issued in 1996 and 1995, respectively                                     189                 186
  Additional paid-in capital                                             370,442             347,548
  Unrealized gains on available-for-sale securities, net of taxes          1,293               4,944
  Retained earnings                                                      451,176             379,223
---------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                         823,224             732,024
---------------------------------------------------------------------------------------------------------
                                                                    $  1,299,462        $  1,385,372
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

 See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

 YEARS ENDED SEPTEMBER 30
 (in thousands, except per share data)                                      1996           1995           1994
------------------------------------------------------------------------------------------------------------------
 Revenue:
  Commercial premiums                                               $  1,866,830   $  1,512,080   $  1,237,411
  Government premiums (Medicare and Medicaid)                          2,720,698      2,170,885      1,618,145
  Other income                                                            49,777         48,057         37,696
------------------------------------------------------------------------------------------------------------------
    Total operating revenue                                            4,637,305      3,731,022      2,893,252
 Expenses:
 Health care services:
  Medical services                                                     1,844,516      1,453,289      1,127,785
  Hospital services                                                    1,595,510      1,264,002        968,605
  Other services                                                         432,721        359,844        277,868
------------------------------------------------------------------------------------------------------------------
    Total health care services                                         3,872,747      3,077,135      2,374,258
 Marketing, general and administrative expenses                          575,928        498,445        394,620
 Impairment, disposition and restructuring charges                        75,840              -              -
 Office of Personnel Management charge                                    25,000              -              -
 Amortization of goodwill and intangible assets                            9,153          7,199          3,444
------------------------------------------------------------------------------------------------------------------
 Operating income                                                         78,637        148,243        120,930
 Interest income                                                          46,237         39,406         28,588
 Interest expense                                                         (2,094)        (5,549)        (4,050)
------------------------------------------------------------------------------------------------------------------
 Income before income taxes and cumulative effect
  of a change in accounting principle                                    122,780        182,100        145,468
 Provision for income taxes                                               50,827         74,005         60,875
------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of a change in
  accounting principle                                                    71,953        108,095         84,593
 Cumulative effect on prior years of a change in
  accounting principle                                                         -              -          5,658
------------------------------------------------------------------------------------------------------------------
 Net income                                                            $  71,953     $  108,095      $  90,251
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
 Weighted average common shares and equivalents
  outstanding used to calculate earnings per share                        31,671         29,864         28,004
------------------------------------------------------------------------------------------------------------------
 Earnings per share:
   Before cumulative effect of a change in accounting principle          $  2.27        $  3.62        $  3.02
   Cumulative effect on prior years of a change in
    accounting principle                                                       -              -            .20
------------------------------------------------------------------------------------------------------------------

 Earnings per share                                                      $  2.27        $  3.62        $  3.22
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

 See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                                         CLASS A COMMON SHARES         CLASS B COMMON SHARES
                                                                       ------------------------      ------------------------
 (in thousands)                                                        OUTSTANDING       AMOUNT      OUTSTANDING       AMOUNT
-----------------------------------------------------------------------------------------------------------------------------
 Balances at September 30, 1993                                           12,133         $  121         15,123         $  151
-----------------------------------------------------------------------------------------------------------------------------

 Issuance of common stock upon exercise of stock options                     105              1            181              2
 Issuance of common stock under incentive plan                                 -              -             21              -
 Tax benefit realized upon exercise of stock options                           -              -              -              -
 Purchase and retirement of common stock                                       -              -            (35)             -
 Net income                                                                    -              -              -              -
-----------------------------------------------------------------------------------------------------------------------------
 Balances at September 30, 1994                                           12,238            122         15,290            153
-----------------------------------------------------------------------------------------------------------------------------

 Issuance of 3,000 shares of common stock in connection
   with public offering                                                        -              -          3,000             30
 Issuance of common stock upon exercise of stock options                      93              1            245              3
 Issuance of common stock under incentive plan                                 -              -             16              -
 Tax benefit realized upon exercise of stock options                           -              -              -              -
 Cumulative effect of a change in accounting principle,
   net of taxes of $2,474                                                      -              -              -              -
 Change in unrealized gains (losses), net of taxes of $5,516                   -              -              -              -
 Net income                                                                    -              -              -              -
-----------------------------------------------------------------------------------------------------------------------------
 Balances at September 30, 1995                                           12,331            123         18,551            186
-----------------------------------------------------------------------------------------------------------------------------

 Issuance of common stock upon exercise of stock options                      49              1            347              3
 Issuance of common stock under incentive plan                                 -              -             14              -
 Tax benefit realized upon exercise of stock options                           -              -              -              -
 Change in unrealized gains (losses), net of taxes of $2,304                   -              -              -              -
 Net income                                                                    -              -              -              -
-----------------------------------------------------------------------------------------------------------------------------
 Balances at September 30, 1996                                           12,380         $  124         18,912         $  189
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994                                        UNREALIZED
                                                                                    GAINS (LOSSES)
                                                                      ADDITIONAL     ON AVAILABLE
                                                                        PAID-IN        FOR SALE       RETAINED
(in thousands)                                                          CAPITAL       SECURITIES      EARNINGS        TOTAL
-----------------------------------------------------------------------------------------------------------------------------
 Balances at September 30, 1993                                       $  138,145           $  -     $  180,877     $  319,294
-----------------------------------------------------------------------------------------------------------------------------

 Issuance of common stock upon exercise of stock options                   2,323              -              -          2,326
 Issuance of common stock under incentive plan                               849              -              -            849
 Tax benefit realized upon exercise of stock options                       1,715              -              -          1,715
 Purchase and retirement of common stock                                  (1,077)             -              -         (1,077)
 Net income                                                                    -              -         90,251         90,251
-----------------------------------------------------------------------------------------------------------------------------
 Balances at September 30, 1994                                          141,955              -        271,128        413,358
-----------------------------------------------------------------------------------------------------------------------------

 Issuance of 3,000 shares of common stock in connection
   with public offering                                                  197,602              -              -        197,632
 Issuance of common stock upon exercise of stock options                   3,284              -              -          3,288
 Issuance of common stock under incentive plan                             1,024              -              -          1,024
 Tax benefit realized upon exercise of stock options                       3,683              -              -          3,683
 Cumulative effect of a change in accounting principle,
   net of taxes of $2,474                                                      -         (3,808)             -         (3,808)
 Change in unrealized gains (losses), net of taxes of $5,516                   -          8,752              -          8,752
 Net income                                                                    -              -        108,095        108,095
-----------------------------------------------------------------------------------------------------------------------------
 Balances at September 30, 1995                                          347,548          4,944        379,223        732,024
-----------------------------------------------------------------------------------------------------------------------------

 Issuance of common stock upon exercise of stock options                  13,338              -              -         13,342
 Issuance of common stock under incentive plan                             1,172              -              -          1,172
 Tax benefit realized upon exercise of stock options                       8,384              -              -          8,384
 Change in unrealized gains (losses), net of taxes of $2,304                   -         (3,651)             -         (3,651)
 Net income                                                                    -              -         71,953         71,953
-----------------------------------------------------------------------------------------------------------------------------
 Balances at September 30, 1996                                       $  370,442       $  1,293     $  451,176     $  823,224
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

 See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 YEARS ENDED SEPTEMBER 30
 (in thousands)                                                             1996           1995           1994
----------------------------------------------------------------------------------------------------------------
 Operating activities:
   Net income                                                          $  71,953     $  108,095      $  90,251
   Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
     Impairment, disposition and restructuring charges                    75,840              -              -
     Deferred income taxes                                               (25,783)        (2,834)        (9,411)
     Office of Personnel Management charge                                25,000              -              -
     Depreciation and amortization                                        22,949         21,436         17,913
     Amortization of goodwill and intangible assets                        9,153          7,199          3,444
     Provision for doubtful accounts                                         999            530            532
     Loss on disposal of property, plant and equipment and other             750          2,147            687
     Cumulative effect of a change in accounting principle                     -              -         (5,658)
     Changes in assets and liabilities, net of effects from
      acquisitions:
       Accounts receivable                                               (55,971)       (27,458)       (15,607)
       Prepaid expenses and other assets                                  (5,038)        (2,489)         9,774
       Medical claims and benefits payable                               (21,261)       (19,093)        29,043
       Accounts payable                                                  (13,629)          (153)        (5,819)
       Accrued liabilities                                                18,766         27,575          8,336
       Accrued compensation and employee benefits                          1,515          7,678          9,249
       Income taxes payable                                               (6,079)           656          2,372
       Unearned premium revenue                                         (172,156)        23,934        153,387
----------------------------------------------------------------------------------------------------------------
       Net cash flows (used in) provided by operating activities         (72,992)       147,223        288,493
----------------------------------------------------------------------------------------------------------------
 Investing activities:
   Acquisitions, net of cash acquired                                     (5,403)      (134,971)       (69,589)
   Purchase of property, plant and equipment                             (22,728)       (25,035)       (24,979)
   Purchase of marketable securities                                     (30,623)        (6,395)      (113,415)
   (Purchase) sale of marketable securities - restricted                  (9,298)        (7,114)           450
   Proceeds from sale of property, plant and equipment                         -          3,056              -
----------------------------------------------------------------------------------------------------------------
       Net cash flows used in investing activities                       (68,052)      (170,459)      (207,533)
----------------------------------------------------------------------------------------------------------------
 Financing activities:
   Proceeds from issuance of common stock                                 13,342        200,920          2,326
   Principal payments on long-term debt                                   (8,625)      (174,483)        (5,212)
   Proceeds from borrowings of long-term debt                                  -         83,335         82,350
   Purchase and retirement of common stock                                     -              -         (1,077)
----------------------------------------------------------------------------------------------------------------
       Net cash flows provided by financing activities                     4,717        109,772         78,387
----------------------------------------------------------------------------------------------------------------
 Net (decrease) increase in cash and equivalents                        (136,327)        86,536        159,347
 Beginning cash and equivalents                                          279,145        192,609         33,262
----------------------------------------------------------------------------------------------------------------
 Ending cash and equivalents                                          $  142,818     $  279,145     $  192,609
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

 See accompanying notes.


 YEARS ENDED SEPTEMBER 30
 (in thousands)                                                        1996           1995           1994
------------------------------------------------------------------------------------------------------------
 Supplemental cash flow information
   Cash paid during the year for:
     Income taxes                                                 $  74,092      $  61,166      $  66,510
     Interest                                                     $   1,230      $   2,685      $   2,466
------------------------------------------------------------------------------------------------------------
 Supplemental schedule of noncash investing and financing
   activities:
   Tax benefit realized upon exercise of stock options            $   8,384      $   3,683      $   1,715
   Compensation awarded in Class B Common Stock                   $   1,172      $   1,024      $     849
   Leases capitalized                                             $     183      $     392      $   4,063
   Capitalized leases terminated                                  $       -      $       -      $       1
------------------------------------------------------------------------------------------------------------
 Details of unrealized gains on marketable securities:
   Increase (decrease) in marketable securities                   $  (5,955)     $   7,986      $       -
   Less decrease (increase) in deferred income tax assets             2,304         (3,042)     $       -
------------------------------------------------------------------------------------------------------------
   Increase (decrease) in shareholders' equity                    $  (3,651)     $   4,944      $       -
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
 Details of businesses acquired in purchase transactions:
   Fair value of assets acquired                                  $   9,906      $ 152,456      $ 130,323
   Less liabilities assumed or created, including
    notes to sellers                                                  3,023         15,909         42,587
------------------------------------------------------------------------------------------------------------
   Cash paid for acquisitions                                         6,883        136,547         87,736
   Cash acquired in acquisitions                                      1,480          1,576         18,147
------------------------------------------------------------------------------------------------------------
   Net cash paid for acquisitions                                 $   5,403     $  134,971      $  69,589
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

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

3.  MARKETABLE SECURITIES

     The following table summarizes marketable securities as of September 30, 1996:

                                                                               GROSS                 GROSS
                                                     AMORTIZED               UNREALIZED            UNREALIZED
(amounts in thousands)                                  COST                   GAINS                 LOSSES          FAIR VALUE
-------------------------------------------------------------------------------------------------------------------------------
Marketable securities:
 U.S. Government and agency                          $ 165,789               $    988              $  (827)          $ 165,950
 State, municipal and state and local agency           205,321                  2,986                 (207)            208,100
 Corporate debt and other securities                   184,134                    662               (1,571)            183,225
------------------------------------------------------------------------------------------------------------------------------
Total marketable securities                            555,244                  4,636               (2,605)            557,275
------------------------------------------------------------------------------------------------------------------------------

Marketable securities - restricted:
 U.S. Government and agency                             15,842                     -                    -               15,842
 Municipal and local agency                              8,020                     -                    -                8,020
 Corporate debt and other securities                     8,544                     -                    -                8,544
------------------------------------------------------------------------------------------------------------------------------
Total marketable securities - restricted                32,406                     -                    -               32,406
------------------------------------------------------------------------------------------------------------------------------

Total marketable securities                          $ 587,650               $ 4,636              $ (2,605)          $ 589,681
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

    The following table summarizes marketable securities as of September 30, 1995:

                                                                               GROSS                 GROSS
                                                     AMORTIZED               UNREALIZED            UNREALIZED
(amounts in thousands)                                  COST                   GAINS                 LOSSES          FAIR VALUE
-------------------------------------------------------------------------------------------------------------------------------
Marketable securities:
 U.S. Government and agency                          $ 120,756               $  3,396              $    (63)         $ 124,089
 State, municipal and state and local agency           224,704                  4,594                  (237)           229,061
 Corporate debt and other securities                   178,934                  1,498                (1,202)           179,230
------------------------------------------------------------------------------------------------------------------------------
Total marketable securities                            524,394                  9,488                (1,502)           532,380
------------------------------------------------------------------------------------------------------------------------------

Marketable securities - restricted:
 U.S. Government and agency                             5,595                      11                    -               5,606
 Corporate debt and other securities                   17,513                       -                    -              17,513
------------------------------------------------------------------------------------------------------------------------------
Total marketable securities - restricted               23,108                      11                    -              23,119
------------------------------------------------------------------------------------------------------------------------------

Total marketable securities                         $ 547,502                $  9,499              $ (1,502)         $ 555,499
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

     As of September 30, 1996, the contractual maturities of the Company's marketable securities were as follows:

                                                 MARKETABLE SECURITIES             MARKETABLE SECURITIES -
                                                                                        RESTRICTED
                                              ---------------------------------------------------------------
                                                AMORTIZED                         AMORTIZED
(amounts in thousands)                            COST           FAIR VALUE         COST         FAIR VALUE
-------------------------------------------------------------------------------------------------------------
Due in one year or less                       $  124,696         $ 124,779        $  18,225      $ 18,225
Due after one year through five years            202,751           202,807            8,986         8,986
Due after five years through ten years           187,348           189,300            4,733         4,733
Due after ten years                               40,449            40,389              462           462
-------------------------------------------------------------------------------------------------------------

                                              $  555,244         $ 557,275        $  32,406        32,406
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

     During the fiscal years ended September 30, 1996 and 1995, proceeds from sales and maturities of marketable securities were $1.4 billion and $2.7 billion, resulting in gross realized gains of $3.9 million and $6.0 million and realized losses of $1.8 million and $6.8 million, respectively. Realized gains and losses are included in interest income under the specific identification method.

4.  PROPERTY, PLANT AND EQUIPMENT

     The following table summarizes the components of property, plant and equipment:

SEPTEMBER 30
(in thousands)                                         1996        1995
-------------------------------------------------------------------------------
Land                                               $  12,060    $ 12,060
Buildings and improvements                            32,797      33,994
Furniture, fixtures and equipment                    107,594      91,304
Leasehold improvements                                15,793      15,620
Capital leases                                        17,480      18,357
Construction in progress                                 363       1,082
------------------------------------------------------------------------------
                                                     186,087     172,417
Less accumulated depreciation and amortization        92,271      73,141
------------------------------------------------------------------------------
Net property, plant and equipment                  $  93,816    $ 99,276
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

6.  LONG-TERM DEBT

     Long-term debt consists of the following components:

SEPTEMBER 30
(in thousands)                                             1996          1995
-------------------------------------------------------------------------------
8.80% privately placed senior debt, due in annual
 installments of $3,750 through November 1997           $ 7,500       $ 11,250
Capitalized lease obligations                             2,280          5,655
Other long-term debt                                      1,726          3,022
------------------------------------------------------------------------------
                                                         11,506         19,927
Less amounts due within one year                          6,323          7,978
------------------------------------------------------------------------------

Long-term debt due after one year                       $ 5,183       $ 11,949
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

     As of September 30, 1996, the maturities of long-term debt for the years following 1996 are as follows:

YEARS ENDING SEPTEMBER 30
(in thousands)
------------------------------------------------------------------------------
1997                                                               $  6,323
1998                                                                  3,953
1999                                                                     85
2000                                                                     76
2001                                                                     40
Thereafter                                                            1,029
------------------------------------------------------------------------------
                                                                   $ 11,506
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

9.  INCOME TAXES

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

SEPTEMBER 30
(IN THOUSANDS)                                     1996            1995
------------------------------------------------------------------------------
Deferred tax assets:
  Future benefit from goodwill impairment         $ 22,637      $       -
  Accrued health care costs                         14,477         15,147
  Accrued compensation                              11,025          8,682
  Accrued expenses                                   5,107          4,761
  Other assets                                       2,550            485
  Depreciation                                       2,137            693
  State franchise taxes                              1,779          3,121
  Capital leases                                         -            708
------------------------------------------------------------------------------
                                                    59,712         33,597

Deferred tax liabilities:
  Prepaid expenses                                  (1,451)        (1,445)
  Unrealized gains on marketable securities           (738)        (3,042)
  Capital leases                                      (726)             -
  Other liabilities                                   (502)          (903)
------------------------------------------------------------------------------
Net deferred tax assets                           $ 56,295       $ 28,207
------------------------------------------------------------------------------
------------------------------------------------------------------------------

    The provision for income taxes for the fiscal years ended September 30, 1996, 1995 and 1994, consists of the following components:

YEARS ENDED SEPTEMBER 30
(in thousands)                   1996          1995        1994
------------------------------------------------------------------------------

Current:
  Federal                     $ 62,781      $ 62,912     $ 58,036
  State                         13,829        13,927       12,250
------------------------------------------------------------------------------
  Total current                 76,610        76,839       70,286
Deferred:
  Federal                      (22,172)       (2,444)      (9,349)
  State                         (3,611)         (390)         (62)
------------------------------------------------------------------------------
  Total deferred               (25,783)       (2,834)      (9,411)
------------------------------------------------------------------------------
Provision for income taxes    $ 50,827      $ 74,005     $ 60,875
------------------------------------------------------------------------------
------------------------------------------------------------------------------

     The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes:

YEARS ENDED SEPTEMBER 30
(in thousands)                                1996          1995       1994
------------------------------------------------------------------------------
Computed expected provision                   35.0%       35.0%      35.0%
State taxes, net of federal benefit            4.4         4.9        5.4
Tax exempt interest                           (3.6)       (2.2)      (1.9)
Future benefit from goodwill impairment        1.8           -          -
Amortization of intangibles                    1.5         1.1        0.7
Other, net                                     2.3         1.8        2.6
------------------------------------------------------------------------------
Provision for income taxes                    41.4%       40.6%      41.8%
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

                                                          NON-QUALIFIED STOCK OPTIONS
-------------------------------------------------------------------------------------------------------------
YEARS ENDED SEPTEMBER 30,               CLASS A                             CLASS B
  1996 AND 1995                          STOCK            EXERCISE PRICE    STOCK    EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------

OUTSTANDING AT SEPTEMBER 30, 1994       451,284        $  1.63 - $ 19.75  1,304,839  $  1.63  -  $53.75
Granted                                       -        $  -    - $     -    743,700  $ 65.56  -  $66.75
Exercised                                93,375        $  1.63 - $ 19.75    245,233  $  1.63  -  $53.75
Canceled                                    825        $ 17.25 - $ 19.75    110,995  $ 17.25  -  $66.75
-------------------------------------------------------------------------------------------------------------
OUTSTANDING AT SEPTEMBER 30, 1995       357,084        $  1.63 - $ 19.75  1,692,311  $  1.63  -  $66.75
Granted                                                $       - $          402,150  $ 69.50  -  $87.00
Exercised                                48,250        $  1.63 - $ 17.25    333,168  $  1.63  -  $66.75
Canceled                                               $       - $          114,172  $ 37.38  -  $69.50
-------------------------------------------------------------------------------------------------------------
OUTSTANDING AT SEPTEMBER 30, 1996       308,834        $  1.63 - $ 19.75  1,647,121  $  1.63  -  $87.00
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

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

12.  COMMITMENTS AND CONTINGENCIES

     a) LEASE COMMITMENTS. The Company leases office space and equipment under various non-cancelable operating leases. Rental expense for the fiscal years ended September 30, 1996, 1995 and 1994 totaled $29.1 million, $18.3 million and $10.2 million, respectively. Future minimum lease payments under operating leases at September 30, 1996 are as follows:

YEARS ENDING SEPTEMBER 30
(in thousands)
------------------------------------------------------------------------------
1997                                                              $ 24,245
1998                                                                16,887
1999                                                                 9,089
2000                                                                 4,256
2001                                                                 2,536
Thereafter                                                           1,538
------------------------------------------------------------------------------
                                                                  $ 58,551
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

     The FHP Transaction is subject to various federal and state regulatory approvals, approval of the Company's and FHP's shareholders and other customary conditions and is expected to close in February 1997. For additional information regarding the proposed transaction, please refer to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 18, 1996.

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

                                                              ERNST & YOUNG LLP


Los Angeles, California
November 18, 1996

QUARTERLY INFORMATION FOR FISCAL YEARS 1996 AND 1995 (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                              -----------------------------------------------------------------
(in thousands, except per share amounts)             DEC. 31        MARCH 31     JUNE 30(2)     SEPT. 30(3)
---------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1996
---------------------------------------------------------------------------------------------------------------
Operating revenue                                $  1,064,324    $ 1,157,170   $ 1,194,718   $ 1,221,093
Operating expenses                                  1,029,240      1,115,205     1,185,689     1,228,534
Interest income, net                                   11,749         11,383         9,880        11,131
---------------------------------------------------------------------------------------------------------------
Income before income taxes                             46,833         53,348        18,909         3,690
Provision for income taxes                             18,854         21,479        10,331           163
---------------------------------------------------------------------------------------------------------------
Net income                                          $  27,979      $  31,869    $    8,578     $   3,527
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Earnings per share                                  $    0.88      $    1.01    $     0.27     $    0.11
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Membership(1)                                           1,816          1,959         1,996         2,031
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1995
---------------------------------------------------------------------------------------------------------------
Operating revenue                                $   821,614     $  912,766     $  981,236   $ 1,015,406
Operating expenses                                   790,748        875,318        941,650       975,063
Interest income, net                                   3,217          8,594         11,281        10,765
---------------------------------------------------------------------------------------------------------------
Income before income taxes                            34,083         46,042         50,867        51,108
Provision for income taxes                            14,026         18,683         20,619        20,677
---------------------------------------------------------------------------------------------------------------
Net income                                       $    20,057     $   27,359     $   30,248    $   30,431
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Earnings per share                               $      0.71     $     0.96     $     0.97    $    0.98
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Membership(1)                                          1,405          1,526          1,682        1,757
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are as follows:

             NAME                  AGE                            POSITION
             ----                  ---                            --------
Terry O. Hartshorn...........       51     Chairman of the Board
Alan R. Hoops................       49     Director, President and Chief Executive Officer
David R. Carpenter...........       57     Director
Gary L. Leary................       61     Director
Warren E. Pinckert II........       53     Director
David A. Reed................       63     Director
Lloyd E. Ross................       55     Director
Jean Bixby Smith.............       58     Director
Jeffrey Folick...............       49     Executive Vice President and Chief Operating Officer
Wayne Lowell.................       41     Executive Vice President, Chief Administrative Officer
                                            and Chief Financial Officer
Joseph S. Konowiecki.........       43     General Counsel and Secretary
Patrick Feyen................       40     Regional Vice President of the Southwest,
                                            President, PacifiCare of Oklahoma, Inc. and
                                            President, PacifiCare of Texas, Inc.
Jon Wampler..................       45     Regional Vice President of the West and
                                            President, PacifiCare of California
Ronald Davis.................       37     Senior Vice President, Operations
Mitchell Goodstein...........       44     Senior Vice President, Health Care Economics
Wanda Lee....................       55     Senior Vice President, Corporate Human Resources
Linda Lyons, M.D.............       47     Senior Vice President, Health Services
Craig Schub..................       41     Senior Vice President, Marketing and
                                            President, Secure Horizons USA, Inc.
James Williams...............       50     Senior Vice President and Chief Information Officer
Mary Langsdorf...............       36     Vice President and Corporate Controller

    Terry O. Hartshorn has been a Director of the Company since 1985 and Chairman of the Board of Directors since April 1993. Mr. Hartshorn served in various capacities for the Company, including President and Chief Executive Officer from 1976 to April 1993, and Secretary and a Director from 1977 to 1981. Mr. Hartshorn served as President and Chief Executive Officer of UniHealth from April 1993 to December 1996; he resigned from those positions effective January 1, 1997. Mr. Hartshorn has served as a Director of Apria HealthCare Group Inc., a provider of home health care products and services since 1991, and also as a Director of Emcare Holdings Inc., a provider of emergency department services, since November 1994. Mr. Hartshorn is a member of the Executive and Nominating Committees of the Company.

     Alan R. Hoops has been a Director of the Company since 1994. Mr. Hoops has been President and Chief Executive Officer of the Company since April 1993. For the Company, Mr. Hoops has served as Executive Vice President and Chief Operating Officer from 1986 to April 1993, as Secretary from 1982 to April 1993, as Senior Vice President from 1985 to 1986 and as Vice President, Marketing and Planning from 1977 to 1985. Mr. Hoops is a member of the Executive and Nominating Committees of the Company.

     David R. Carpenter has been a Director of the Company since 1989. Mr. Carpenter has been President of the Darcy Company, an actuarial and insurance consulting company, since 1995. Mr. Carpenter served as Executive Vice President of Transamerica Corporation from 1993 through 1995, Group Vice President of Transamerica Corporation from 1990 through 1993, Chairman from 1985 through 1995 and Chief Executive Officer from 1984 through 1995 of Transamerica Occidental Life Insurance Company. Mr. Carpenter has also been Chairman of the UniHealth Board of Directors since 1994, an Ex-Officio Member of the Compensation Committee of UniHealth since 1994 and serves as Chairman of its Executive and Nominating Committees and Governance Subcommittee.

Mr. Carpenter is Chairman of the Company's Compensation and Nominating Committees and is a member of its Executive Committee. Mr. Carpenter has served as a Director of H.F. Ahmanson & Company, parent of Home Savings of America, since 1995.

     Gary L. Leary has been a Director of the Company since 1989. Mr. Leary has been Executive Vice President of UniHealth since April 1992, General Counsel of UniHealth since 1988, Director and member of the Executive Committee of UniHealth since 1988, and Secretary of the UniHealth Board of Directors since November 1994. Mr. Leary has served as Corporate Counsel to UniHealth and its predecessor since 1977.

     Warren E. Pinckert II has been a Director of the Company since 1985. Mr. Pinckert has been President, Chief Executive Officer and a Director of Cholestech Corporation, a medical device manufacturing firm, since June 1993. At Cholestech Corporation Mr. Pinckert served as Executive Vice President, Operations from 1991 to June 1993, Vice President of Finance and Business Development from 1989 to 1991, and Secretary from 1989 to June 1993. Mr. Pinckert is a member of the Compensation, Executive and Special Committees of the Company and is Chairman of its Audit/Finance Committee. Mr. Pinckert is a certified public accountant.

     David A. Reed has been a Director of the Company since 1992. Mr. Reed currently is the President of DAR Consulting Group and serves as a special advisor to the Health Care Practice Group of Deloitte & Touche LLP. Mr. Reed served as President and Chief Executive Officer of St. Joseph Health System, a nonprofit public benefit corporation, which owns and operates hospitals and other health care service entities, from 1990 through December 1994. Mr. Reed is a former chairman and speaker of the House of Delegates of the American Hospital Association. Mr. Reed is a member of the Audit/Finance and Special Committees of the Company. Mr. Reed recently has been elected to the Board of Directors of Invitro International, a developer and distributor of in vitro bioassay systems.

     Lloyd E. Ross has been a Director of the Company since 1985. Mr. Ross has been President and Chief Executive Officer of SMI Construction, Inc., a commercial and industrial building company, since 1976 and has been Vice President, Division Manager of ARB, Inc., a construction company, since February 1996. Mr. Ross is a member of the Audit/Finance, Compensation and Special Committees of the Company.

     Jean Bixby Smith has been a Director of the Company since 1995. Ms. Smith has been President of Bixby Land Company since January 1984 and President of Alamitos Land Company since March 1991, both of which are engaged in the development and management of commercial and industrial real estate. Ms. Smith has also been a Director of UniHealth since 1988.

     Jeffrey Folick has been an Executive Vice President and Chief Operating Officer of the Company since December 1994. Between July 1992 and December 1994, Mr. Folick served in various capacities for the Company, including Regional Vice President of the West, President of PacifiCare of California ("PCC") and Chief Operating Officer of PCC. Prior to joining PCC in July 1992, Mr. Folick served as President of Secure Horizons from January 1991 to July 1992 and Vice President, Secure Horizons from December 1989 to December 1990.

     Wayne Lowell has been Chief Administrative Officer of the Company since December 1994, an Executive Vice President of the Company since April 1993 and Chief Financial Officer of the Company since November 1986. Mr. Lowell served as Senior Vice President of the Company from March 1992 to April 1993 and as Treasurer of the Company from 1986 to April 1993. Mr. Lowell is a certified public accountant.

     Joseph S. Konowiecki has been General Counsel of the Company since October 1989 and Secretary of the Company since April 1993. Mr. Konowiecki served as Assistant Secretary from 1989 to April 1993. Mr. Konowiecki has been a partner of Konowiecki & Rank, a law partnership including a professional corporation, or its predecessor, since 1980 and has over eighteen years of practice in business, corporate and health care law.

     Patrick Feyen has been Regional Vice President of the Southwest, President and Chief Executive Officer of PacifiCare of Oklahoma, Inc. ("PCOK") and President and Chief Executive Officer of PacifiCare of Texas, Inc. ("PCTX") since December 1994. Mr. Feyen served as Regional Vice President of the Northwest from September 1994 to December 1994 and President and Chief Executive Officer of PacifiCare of Oregon, Inc. ("PCOR") from 1993 to December 1994. Mr. Feyen served as Vice President, Finance and Chief Financial Officer of PCOR from 1991 to 1993. Prior to joining PCOR, Mr. Feyen served as Vice President, Finance and Controller from 1990 to

1992 and Senior Administrator, Operations from 1989 to 1990 of Michigan Health Care Corporation, a provider of medical care and mental health services in Detroit.

     Jon Wampler has been Regional Vice President of the West and President of PCC since December 1994. Mr. Wampler served as Regional Vice President of the Southwest and President of PCOK from September 1994 to December 1994 and served as President of PCTX from August 1990 to December 1994. Prior to joining the Company, Mr. Wampler served as Executive Director of Humana Health Care Plan of Colorado, Inc. from July 1988 to August 1990.

     Ronald Davis has been Senior Vice President, Operations since June 1995. Mr. Davis served as Senior Vice President, Operations of PCC from January 1993 to June 1995 and Vice President, Operations of PCC from November 1991 to December 1992. From October 1989 to November 1991, Mr. Davis was Senior Vice President, Operations and Controller of Health Plan of America, a federally qualified health maintenance organization based in southern California, which was merged into PCC in December 1991.

     Mitchell Goodstein has been Senior Vice President, Health Care Economics since September 1996. Mr. Goodstein served as Regional Vice President of the Southeast and President of PacifiCare of Florida, Inc. from September 1995 to September 1996. Prior to joining the Company, Mr. Goodstein served as Chief Executive Officer of HMO California, a licensed health care service plan, from June 1992 to August 1995. From July 1986 to June 1992, he was a principal of Tillinghast, a Towers Perrin Company, which provides consulting services to managed care entities.

     Wanda Lee has been Senior Vice President, Corporate Human Resources of the Company since March 1993. From 1989 to March 1993, Ms. Lee was Vice President of Human Resources of FHP, Inc., a southern California-based managed care organization.

     Linda Lyons, M.D. has been Senior Vice President, Health Services since June 1996. Prior to joining the Company, Dr. Lyons served in various capacities for SCRIPPS Clinic Medical Group, including as Senior Vice President, Managed Care Operations, from January 1986 to June 1996.

     Craig Schub has been Senior Vice President, Marketing since June 1996 and President of Secure Horizons USA, Inc. since April 1993. Mr. Schub served as Senior Vice President, Government Programs from December 1994 to June 1996, Senior Vice President of PCC, Secure Horizons of California from 1992 to 1993, Vice President of PCC, Secure Horizons of Northern California from 1991 to 1992 and Director of Corporate Planning from 1990 to 1991.

     James Williams has been Senior Vice President and Chief Information Officer since June 1993. Prior to joining the Company, Mr. Williams served as Senior Vice President, Information Services of Sanwa Bank California from August 1992 to May 1993 and Senior Vice President, Retail Systems Department of Security Pacific Automation Company from May 1988 through August 1992.

     Mary Langsdorf has been Vice President and Corporate Controller since February 1996. Ms. Langsdorf served as Vice President, Finance from October 1995 to February 1996, Director of Finance from October 1989 to October 1995 and Corporate Accounting Manager from October 1988 to October 1989.

     Each Executive Officer of the Company is elected or appointed by the Board of Directors of the Company and holds office until his successor is elected, or until the earlier of his death, resignation or removal.

     The information given in this Form 10-K concerning the Directors is based upon statements made or confirmed to the Company by or on behalf of such Directors, except to the extent that such information appears in its records.

SECTION 16(a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's Officers and Directors, and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"). Officers, Directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

     Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Form 5 for specified fiscal years, the Company believes that all of its Executive Officers, Directors and greater than 10 percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal year 1996, except for Mary Langsdorf who did not file her initial report on a timely basis, Jeffrey Folick who did not file a report for one transaction on a timely basis and Lloyd Ross who did not file one report for four transactions on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth for the fiscal years ended September 30, 1996, 1995 and 1994, the compensation for services in all capacities to the Company of those persons who were during the fiscal year ended September 30, 1996: (i) the chief executive officer; and (ii) the other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                                                SUMMARY COMPENSATION TABLE
                                                --------------------------

                                                ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                -------------------           ----------------------------
                                                                                SECURITIES
         NAME AND                                                               UNDERLYING       LTPIP        ALL OTHER
    PRINCIPAL POSITION                 YEAR         SALARY        BONUS(1)        OPTIONS      PAYOUTS(2)   COMPENSATION(3)
    ------------------                 ----         ------        --------        -------      ----------   ---------------
Alan Hoops,                            1996        $660,888       $400,000         30,000       $161,760       $116,454
 President and CEO                     1995        $578,384       $350,000         30,000       $393,120       $ 85,059
                                       1994        $442,803       $405,000         65,000       $334,200       $ 56,728

Jeffrey Folick                         1996        $466,124       $190,350         25,000       $165,898       $ 87,136
  Exec. Vice President                 1995        $330,444       $269,121         90,000       $238,815       $ 69,413
  and COO                              1994        $264,904       $165,000         94,000       $138,000       $ 36,156

Wayne Lowell                           1996        $323,371       $130,000         15,000       $ 64,960       $ 37,229
 Exec. Vice President                  1995        $300,390       $144,900         50,000       $168,758       $ 37,137
 CAO and CFO                           1994        $243,079       $162,925         37,000       $155,213       $ 31,729

Jon Wampler                            1996        $323,087       $137,638         11,200       $133,740       $ 91,227  (4)
 Regional Vice President, West         1995        $268,537       $166,045         45,000       $107,000       $372,070  (5)
 President, PCC                        1994        $182,526       $126,000         24,000       $ 66,267       $ 29,162

Craig Schub                            1996        $251,428       $ 57,377         10,000       $ 59,715       $135,343  (6)
 Sr. Vice Pres., Marketing             1995        $207,501       $ 79,350         45,000       $ 86,862       $ 30,156
 Pres., Secure Horizons USA, Inc.      1994        $178,519       $ 85,200          9,000       $ 15,180       $ 39,728  (7)

Roger Taylor, M.D. (8)                 1996        $228,394       $      0              0       $ 40,890       $103,863  (9)
 Exec. Vice President                  1995        $299,864       $128,241          5,000       $129,092       $ 38,485
 and CMO                               1994        $268,896       $181,212         37,000       $132,084       $120,588  (10)

    (1) The amounts shown in this column include payments made pursuant to the Amended Management Incentive Compensation Plan, as amended, of the Company (the "MICP") and include amounts awarded and accrued during the fiscal year in which they were earned but paid in the following fiscal year.

    (2) Includes amounts awarded and accrued during the fiscal year in which they were earned but paid in the following fiscal year. Please refer to "Long-Term Performance Incentive Plan Awards in Last Fiscal Year."

    In fiscal years 1996, 1995 and 1994, 40 percent of the payments made under the Amended Long-Term Performance Incentive Plan, as amended (the "LTPIP"), were paid out in stock and 60 percent of the payments made under the LTPIP were paid out in cash, with the exception of Dr. Taylor who was paid 100 percent in cash. For the Named Executive Officers the cash portion equaled: $97,105, $235,950 and $200,553 for Mr. Hoops; $99,568, $143,319 and $82,846 for Mr. Folick;
$38,997, $101,288 and $93,165 for Mr. Lowell; $80,307, $64,269 and $39,765 for
Mr. Wampler; $35,846, $52,175 and $9,108 for Mr. Schub; and $40,890, $77,538 and
$79,270 for Dr. Taylor for fiscal years 1996, 1995 and 1994, respectively. For the Named Executive Officers, the stock portion equaled: 772, 1,817 and 2,113 shares of Class B Common Stock for Mr. Hoops; 792, 1,104 and 872 shares of Class B Common Stock for Mr. Folick; 310, 780 and 981 shares of Class B Common Stock for Mr. Lowell; 638, 494 and 419 shares of Class B Common Stock for Mr. Wampler; 285, 401 and 96 shares of Class B Common Stock for Mr. Schub; and 0, 596 and 835 shares of Class B Common Stock for Dr. Taylor for fiscal years 1996, 1995 and 1994, respectively. For each Named Executive Officer, the shares of Class B Common Stock were valued at $83.75 per share (the fair market value of the Class B Common Stock at the time the payment was awarded) for payments made in fiscal year 1995 and at $63.25 per share (the fair market value of the Class B Common Stock at the time of payment) for payments made in fiscal year 1994.

    (3) Amounts in this column include contributions by the Company to the PacifiCare Health Systems, Inc. Savings and Profit Sharing Plan (the "Profit Sharing Plan"). All employees of the Company who have completed 12 months of continuous service and have worked at least 1,000 hours are eligible to participate in the Profit Sharing Plan. The Company contributed the following amounts for each employee:

         (a) An amount equal to two percent of their annual salary up to a specified maximum amount. For the Named Executive Officers, this amount equaled: $3,000, $3,000 and $3,000 for Mr. Hoops; $3,000, $3,263 and $5,484
    for Mr. Folick; $3,000, $3,557 and $4,564 for Mr. Lowell; $3,000, $4,161
    and $5,107 for Mr. Wampler; $3,000, $4,400 and $5,053 for Mr. Schub; and $3,000, $3,280 and $3,000 for Dr. Taylor for fiscal years 1996, 1995 and 1994, respectively.

         (b) An amount equal to one half of the compensation deferred by each employee up to three percent of the employee's annual compensation up to a specified amount. For the Named Executive Officers, this amount equaled:
    $4,500, $4,620 and $4,500 for Mr. Hoops; $4,500, $6,514 and $4,096 for Mr.
    Folick; $4,500, $5,575 and $4,500 for Mr. Lowell; $4,500, $6,788 and $4,649
    for Mr. Wampler; $4,500, $4,853 and $4,996 for Mr. Schub; and $4,500,
    $5,055 and $4,500 for Dr. Taylor for fiscal years 1996, 1995 and 1994, respectively.

         (c) A discretionary amount, determined solely at the discretion of the Board of Directors, from the Company's current or accumulated earnings which is generally based upon a percentage of pretax income. This amount equaled $5,291, $4,771 and $4,440 for each of Messrs. Hoops, Folick, Lowell and Dr. Taylor for fiscal years 1996, 1995 and 1994, respectively; and $5,291, $4,891 and $4,440 for Messrs. Wampler and Schub for fiscal years 1996, 1995 and 1994, respectively.

         (d) Includes amounts contributed by the Company pursuant to the Statutory Restoration Plan of the Company (the "Statutory Restoration Plan"). For the Named Executive Officers, this amount equaled: $60,668, $32,824 and $44,506 for Mr. Hoops; $40,399, $24,729 and $21,854 for Mr.
    Folick; $24,072, $22,691 and $17,943 for Mr. Lowell; $21,306, $19,101 and
    $14,678 for Mr. Wampler; $13,204, $8,361 and $8,123 for Mr. Schub; and
    $16,737, $24,511 and $14,848 for Dr. Taylor for fiscal years 1996, 1995 and
    1994, respectively. The Statutory Restoration Plan allows participants to defer the portion of their pay that otherwise would be limited by the Company's Profit Sharing Plan and to receive excess matching contributions, profit-sharing contributions and discretionary contributions in the same percentages as those provided by the Profit Sharing Plan. Senior Vice Presidents and above are eligible to participate in the Statutory Restoration Plan.

         (e) An amount equal to premiums paid by the Company for term life insurance for all employees. For the Named Executive Officers this amount equaled: $582 for Messrs. Hoops, Folick and Dr. Taylor, $366 for Messrs. Lowell and Schub and $392 for Mr. Wampler for fiscal year 1996. The amount includes additional insurance premiums paid by the Company equal to:
    $38,979 for Mr. Hoops; $11,028 for Mr. Wampler; $7,192 for Mr. Schub for fiscal years 1996 and 1995; and $29,839 and $29,419 for Mr. Folick for fiscal years 1996 and 1995, respectively.

         (f) Includes amounts paid by the Company for personal financial services. For the Named Executive Officers this amount equaled: $3,433 for Mr. Hoops; $3,525 for Mr. Folick; $2,978 for Mr. Wampler; and $1,790 for Mr. Schub for fiscal year 1996.

    (4)  Amount includes $42,732 paid in moving expenses to Mr. Wampler.

    (5) Amount includes $285,802 paid in moving expenses and $40,000 paid as a sign-on bonus to Mr. Wampler.

    (6)  Amount includes $100,000 in debt forgiveness for Mr. Schub.

    (7)  Amount includes $16,834 paid as a sign-on bonus to Mr. Schub.

    (8) Dr. Taylor resigned as an Executive Vice President and Chief Medical Officer of the Company effective as of June 28, 1996.

    (9)  Amount includes $73,753 paid in severance benefits to Dr. Taylor.

    (10) Amount includes $97,952 paid in moving expenses to Dr. Taylor.

                          OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth for the fiscal year ended September 30, 1996, the stock options granted to the Company's Named Executive Officers pursuant to the Second Amended and Restated 1989 Stock Option Plan for Officers and Key Employees of PacifiCare Health Systems, Inc., as amended (the "1989 Employee Plan").

                                   INDIVIDUAL GRANTS                               POTENTIAL REALIZABLE VALUE AT
                 -----------------------------------------------------------           ASSUMED ANNUAL RATES
                   NUMBER OF  % OF TOTAL OPTIONS                                   OF STOCK PRICE APPRECIATION
                  SECURITIES      GRANTED TO       EXERCISE OR                           FOR OPTION TERM
                  UNDERLYING      EMPLOYEES         BASE PRICE   EXPIRATION    -------------------------------------
    NAME(1)       OPTIONS(2)    IN FISCAL YEAR     PER SHARE(3)     DATE               5%                 10%
    -------       ----------    --------------     ------------     ----       ------------------ ------------------
Alan Hoops
 Class B (4)      30,000           7.5%            $  69.50       10/11/05      $  1,311,245          $  3,322,953

Jeffrey Folick
 Class B (4)      25,000           6.2%            $  69.50       10/11/05      $  1,092,704          $  2,769,128

Wayne Lowell
 Class B (4)      15,000           3.7%            $  69.50       10/11/05        $  655,623          $  1,661,477

Jon Wampler
 Class B (4)      11,200           2.8%            $  69.50       10/11/05        $  489,532          $  1,240,569

Craig Schub
 Class B (4)      10,000           2.5%            $  69.50       10/11/05        $  437,082          $  1,107,651

-------------------------------------------------------------------------------------------------------------------
Change in total market value of Company at assumed annual rates
of stock price appreciation for 10 years (5)                            5%                                     10%
--------------------------------------------                     ----------                              ----------
Class A, 12,379,658 shares outstanding, $98.75 per share    $  768,818,164                          $1,948,336,176
Class B, 18,911,833 shares outstanding, $99.50 per share    $1,183,408,241                          $2,998,988,829
-------------------------------------------------------------------------------------------------------------------

    (1) Dr. Taylor resigned as an Executive Vice President and Chief Medical Officer of the Company effective June 28, 1996. No stock options were granted to Dr. Taylor in fiscal year 1996.

    (2) Only non-qualified stock options ("NQSOs") were granted in fiscal year 1996 pursuant to the 1989 Employee Plan. No incentive stock options or stock appreciation rights were granted in fiscal year 1996. The date of grant for the NQSOs was October 10, 1995. NQSOs which have been held for six months and which are not already exercisable and not expired shall upon a "Change of Control" automatically become exercisable. A Change of Control is defined as the occurrence of any of the following: (i) a business combination effectuated through the merger or consolidation of the Company with or into another entity where the Company is not the Surviving Organization (as defined herein); (ii) any business combination effectuated through the merger or consolidation of the Company with or into another entity where the Company is the Surviving Organization and such business combination occurred with an entity whose market capitalization prior to the transaction was greater than 50 percent of the Company's market capitalization prior to the transaction; (iii) the sale in a transaction or series of transactions of all or substantially all of the Company's assets; (iv) any "person" or "group" (within the meaning of Sections 13(d)and 14(d) of the Exchange Act) other than UniHealth, acquires beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act), directly or indirectly, of 20 percent or more of the voting common stock of the Company and the beneficial ownership of the voting common stock of the Company owned by UniHealth at that date is less than or equal to the beneficial ownership interest of voting securities attributable to such other person or group; (v) a dissolution or liquidation of the Company; or (vi) the Company ceases to be subject to the reporting requirements of the Exchange Act as a result of a "going private transaction" (within the meaning of the Exchange Act). For purposes hereof, "Surviving Organization" shall mean any entity where the majority of the members of such entity's board of directors are persons who were members of the Company's board of directors prior to the merger, consolidation or other business combination and the senior management of the surviving entity includes all of the individuals who were the Company's executive management (the Company's chief executive officer and those individuals who report directly to the Company's chief executive officer) prior to the merger, consolidation or other business combination and such individuals are in at least comparable positions with such entity. While the acquisition of FHP International Corporation ("FHP") by the Company constitutes a Change of Control under the 1989 Employee Plan, the Company has requested that the Named Executive Officers waive this acceleration provision. In exchange for this waiver, the Company will grant each Named Executive Officer additional options to purchase shares of Class B Common Stock equal to approximately the number of options for which a waiver is obtained.

    (3) The exercise price may be paid in cash, in shares of the Company's common stock valued at fair market value on the date of exercise or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

    (4) The NQSOs granted to the Named Executive Officers become exercisable in four cumulative installments of 25 percent of the shares on the first anniversary of the date of grant and in subsequent installments of 25 percent on each anniversary of the date of grant.

    (5) The dollar amounts in this table are the result of calculations at the five and 10 percent rates used to determine the potential realizable value of the stock options in the above table and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock prices. No assurances can be given that the stock prices will appreciate at these rates or experience any appreciation at all.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR END OPTION VALUES

    The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal year 1996 and unexercised options held as of the end of fiscal year 1996.

                                                           NUMBER OF SECURITIES
                        SHARES                            UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE-
                       ACQUIRED                            OPTIONS AT FY-END (#)          MONEY OPTIONS AT FY-END ($)
                          ON          VALUE           -------------------------------  --------------------------------
                       EXERCISE      REALIZED          EXERCISABLE     UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
                       --------      --------          -----------     -------------    -----------      -------------
Alan Hoops
 Class A...........         0      $         0           72,000                0        $ 5,801,000      $          0
 Class B...........    20,000      $ 1,882,500           81,750          101,250        $ 4,779,625      $  3,446,250
Jeffrey Folick
 Class A...........         0      $         0            3,000                0        $   216,625      $          0
 Class B...........    11,104      $   466,508           50,646          154,000        $ 1,604,298      $  4,261,500
Wayne Lowell
 Class A...........         0      $         0           14,500                0        $ 1,125,000      $          0
 Class B...........    10,600      $   540,913           16,750           81,350        $   559,500      $  2,435,475
Jon Wampler
 Class A...........         0      $         0            7,250                0        $   517,875      $          0
 Class B...........    11,250      $   348,750           17,550           62,650        $   898,100      $  1,734,988
Craig Schub
 Class A...........     2,000      $   124,250                0                0        $         0      $          0
 Class B...........     6,400      $   385,650           13,750           49,050        $   264,688      $  1,154,863
Roger Taylor
 Class A...........         0      $         0                0                0        $         0      $          0
 Class B...........    92,000      $ 3,730,717                0                0        $         0      $          0

                          LONG-TERM PERFORMANCE INCENTIVE PLAN
                           AWARDS IN LAST FISCAL YEAR

    The following table sets forth the LTPIP Awards for the fiscal year ended September 30, 1996 for the Company's Named Executive Officers:



                                              ESTIMATED FUTURE PAYOUTS UNDER
                      PERFORMANCE OR          NON-STOCK PRICE-BASED PLANS (2)
                    OTHER PERIOD UNTIL     -------------------------------------
   NAME (1)        MATURATION OR PAYOUT      THRESHOLD    TARGET       MAXIMUM
   --------        --------------------      ---------    ------       -------

Alan Hoops.......     January 1999             $0       $327,690      $655,380
Jeffrey Folick...     January 1999             $0       $207,427      $414,853
Wayne Lowell.....     January 1999             $0       $125,504      $251,008
Jon Wampler......     January 1999             $0       $125,504      $251,008
Craig Schub......     January 1999             $0       $ 70,340      $140,679

    (1) Dr. Taylor resigned as an Executive Vice President and Chief Medical Officer of the Company effective June 28, 1996. No LTPIP Awards were established for Dr. Taylor.

    (2) Incentive compensation under the LTPIP is based on the achievement of performance objectives established by the Compensation Committee of the Board of Directors (the "Committee") and approved by the shareholders of the Company, measured over a three year performance period. The performance objective for this performance period is based on increases in earnings per share. Prior to the commencement of services for this performance period, the Committee established, in writing, minimum targets for earnings per share which must be achieved, maximum targets above which no additional awards will be earned and the formula for computing each participant's award if such target is achieved. Payouts under the LTPIP are based on the average three-year annual base salary for the calendar year of the Named Executive Officer for the performance cycle with certain assumptions regarding increases in base salary per calendar year over the performance cycle being made. Please refer to the "Summary Compensation Table" for payouts under the LTPIP for fiscal year 1996. Payments made under the LTPIP will be made in a cash portion and a stock portion. It is anticipated that the cash portion will equal 60 percent of the LTPIP award and the stock portion will equal 40 percent of the LTPIP award. The stock portion will be valued at the fair market value of the stock at the time the LTPIP award is made.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with the Named Executive Officers. Each agreement continues until the death, disability, misconduct or written notice of termination by either the Company or the Named Executive Officer. The agreements provide that each Named Executive Officer is entitled to his base salary, participation in all employee benefit programs, reimbursement for business expenses and participation in the MICP, LTPIP and the 1989 Employee Plan of the Company. The agreements also contain provisions that entitle each of the Named Executive Officers to receive severance benefits which are payable if the officer's employment with the Company is terminated for various reasons, including death, disability and termination following a change of ownership or control of the Company. Under the employment agreements for Mr. Hoops and Mr. Folick, a change of ownership or control would result from: (i) any merger, consolidation or sale such that any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) acquires beneficial ownership, within the meaning of Rule 13d-3 of the Exchange Act, of 20 percent or more of the voting common stock of the Company and the ownership interest of the voting common stock owned by UniHealth is less than or equal to the ownership interest of the voting common stock of such individual, entity or group; (ii) any transaction in which the Company sells substantially all of its material assets; (iii) a dissolution or liquidation of the Company; or (iv) the Company becomes a non-publicly held company. Under Mr. Lowell's employment agreement, a change of ownership or control would result from any merger, consolidation or sale of the Company, which reduces the voting interest of UniHealth below 51 percent, any transaction in which the Company sells substantially all of its material assets or the Company becoming non-publicly held.

    In the event one of the officers is terminated by the Company (other than for incapacity, disability, habitual neglect or gross misconduct) within 24 months of a change in ownership or control, the employment agreements provide for payment of base salary and certain benefits for 36 months in the case of Mr. Hoops, 24 months in the case of Messrs.

Folick, Schub and Wampler and 12 months in the case of Mr. Lowell, and payment of benefits under the Company's MICP and the LTPIP which will be deemed to have accrued to the termination date. The contingent liability for severance payments that the Company would be required to make under the employment agreements (excluding amounts which may be payable under incentive plans and the value of certain benefits) would be $2,005,200 to Mr. Hoops, $954,400 to Mr. Folick, $332,200 to Mr. Lowell, $659,600 to Mr. Wampler and $519,616 to Mr. Schub.

                              COMPENSATION OF DIRECTORS

CASH COMPENSATION

    Pursuant to the PacifiCare Health Systems, Inc. Amended Non-Employee Director Compensation and Retirement Plan (the "Compensation and Retirement Plan"), directors who are not full-time employees of the Company or UniHealth receive, as compensation for their services, an annual retainer of $25,000, $1,200 for each Board of Directors meeting attended, $1,000 for each Board Committee meeting attended and $500 for meetings held by telephone, except for a non-employee Chairperson of the Board or Chairperson of Committees who will receive double the amount paid for actual attendance at meetings. During fiscal year 1996, Terry Hartshorn, the Chairman of the Board of Directors, received an annual base salary of $90,062 as compensation for his services. Effective January 1, 1997, Mr. Hartshorn's employment agreement with the Company was terminated and the Company will compensate Mr. Hartshorn pursuant to the terms of the Compensation and Retirement Plan in his position as Chairman of the Board. Mr. Hartshorn receives and will continue to receive benefits under the Company's benefit plans, including the MICP and the LTPIP, similar to those which other executive officers of the Company are entitled. The Chairman of the Board and the Company's Directors are all entitled to reimbursement of expenses incurred in attending Board of Directors and Board Committee meetings.

RETIREMENT BENEFITS

    Through fiscal year 1996, retirement benefits were also provided to eligible Directors under the Compensation and Retirement Plan. Upon retirement, each Director, who is not a full-time employee of the Company or UniHealth, was entitled to receive an annual amount equal to the average annual retainer for the preceding three-year period for the number of years of service accumulated by such Director at the time of retirement, provided five years of service as a Director have been completed. The retirement benefits under the Compensation and Retirement Plan have been terminated. All directors who had accumulated retirement benefits under the Compensation and Retirement Plan were paid such accumulated amounts at their present value.

STOCK OPTION PLAN

The Directors Plan

    In fiscal year 1996, eligible Directors were granted NQSOs pursuant to the Amended 1992 Non-Officer Directors Stock Option Plan of PacifiCare Health Systems, Inc. (the "1992 Directors Plan"). Non-officer Directors of the Company, who were not eligible to receive awards under the 1989 Employee Plan, were eligible to receive NQSOs under the 1992 Directors Plan. The Company's Class B Common Stock are the shares of stock subject to the 1992 Directors Plan and no more than 140,000 shares of Class B Common Stock are subject to NQSOs granted under the 1992 Directors Plan. If a NQSO granted under the 1992 Directors Plan expires or is terminated or canceled, the shares of Class B Common Stock subject to NQSOs shall be added to the shares of Class B Common Stock otherwise available for issuance pursuant to NQSOs granted under the 1992 Directors Plan. The 1992 Directors Plan provides for adjustments in the number and kind of shares subject to said plan, and to outstanding NQSOs in the event of a reorganization, merger, consolidation, recapitalization, reclassification, stock split, stock dividend or combination of shares, extraordinary cash or non-cash dividends declared on outstanding shares of Class B Common Stock or other similar transactions. In addition, NQSOs granted under the 1992 Directors Plan, which have been held for six months and which are not already exercisable and not expired upon a "Change of Control" (as defined in the 1989 Employee
Plan) automatically become exercisable. The Second Amended 1992 Non-Officer Directors Stock Option Plan of PacifiCare Health Systems, Inc. (the "1992 Amended Plan") has been approved by the Company's shareholders and its board of directors. The 1992 Amended Plan has terms similar to the 1992 Directors Plan but also provides for: (i) an increase in the number of shares of the Company's Class B Common Stock available for option grants under the Amended Plan; (ii) an increase in the number of shares of the Company's Class B Common Stock underlying the options automatically granted to eligible directors each year; and (iii) the grant of options to purchase shares of the Company's Class B Common Stock to eligible directors upon being elected to the Company's board of directors.

    Six Directors of the Company were eligible to participate in the 1992 Directors Plan during fiscal year 1996. Eligible Directors are automatically granted NQSOs to purchase 2,000 shares of Class B Common Stock on December 31 of each year; provided that, during the twelve month period preceding December 31, the optionee Director served on the Board of Directors and was not eligible to receive awards under the 1989 Employee Plan. All NQSOs granted pursuant to the 1992 Directors Plan are subject to the terms of the 1992 Directors Plan, including the acceleration provision upon a Change of Control.

    The per share exercise price of the shares of Class B Common Stock subject to any NQSO granted under the 1992 Directors Plan is 100 percent of the fair market value of the shares on the date of grant. NQSOs granted under the 1992 Directors Plan vest in four cumulative installments of 25 percent of the shares of Class B Common Stock covered by each NQSO beginning on the first anniversary of the date of the grant.

    NQSOs granted under the 1992 Directors Plan may not be exercised after the earlier of: (i) the expiration of ten years and one day from the date the NQSO was granted; (ii) the expiration of eight months from the time the optionee voluntarily or involuntarily ceases to serve as a Director of the Company; (iii) the expiration of one year from the date Optionee ceases to serve as a Director of the Company by reason of disability or death; or (iv) on the effective date of (a) the liquidation or dissolution of the Company, or (b) a Change of Control event.

    Messrs. Carpenter, Leary, Pinckert, Reed and Ross, and Ms. Smith were each automatically granted NQSQs to purchase 2,000 shares of Class B Common Stock pursuant to the 1992 Directors Plan during fiscal year 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table sets forth the names of those shareholders known to the Company to be the beneficial owners (as defined under the Exchange Act) of more than five percent of the Company's outstanding shares of Class A Common Stock as of December 31, 1996.

                                    NAME AND ADDRESS             AMOUNT AND NATURE OF        PERCENT
  TITLE OF CLASS                  OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP (1)      OF CLASS
  --------------                  -------------------          ------------------------      --------
Class A Common Stock         UniHealth                             5,910,000                  47.7%
                             3400 Riverside Drive
                             Burbank, CA  91505

                             Massachusetts Financial Services        813,580 (2)               6.6%
                             500 Boylston Street
                             Boston, MA 02115

                             The Capital Group Companies, Inc.       630,000 (3)               5.1%
                             333 South Hope Street
                             Los Angeles, CA  90071

    (1) Information with respect to beneficial ownership is based on information furnished to the Company by each person in this table and is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission (the "Commission").

    (2) Number of shares beneficially owned by Massachusetts Financial Services, a registered investment advisor, as of September 30, 1996, according to a Schedule 13F filed with the Commission. Massachusetts Financial Services may be deemed a beneficial owner of shares of the Company's Class A Common Stock under Rule 13d-3 of the Exchange Act as a result of its discretionary authority to dispose of the shares on behalf of its clients.

    (3) Number of shares beneficially owned by The Capital Group Companies, Inc., a registered investment advisor ("Capital Groups"), as of September 30, 1996, according to a Schedule 13F filed with the Commission. Capital Groups may be deemed a beneficial owner of shares of the Company's Class A Common Stock under Rule 13d-3 of the Exchange Act as a result of its discretionary authority to dispose of the shares on behalf of its clients.

SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth the number of shares of the Company's Common Stock, which are beneficially owned as of December 31, 1996, by: (1) each of the Directors of the Company; (2) the Named Executive Officers (as defined herein); and (3) all Executive Officers (as defined in Section 3b-7 of the Exchange Act) and Directors of the Company as a group.


                                                       AMOUNT AND NATURE OF BENEFICIAL
                                                                 OWNERSHIP (1)
                                          ---------------------------------------------------------------
                                                    CLASS A                          CLASS B
                                                 COMMON STOCK (2)                 COMMON STOCK (3)
                                          ------------------------------   ------------------------------
                                            NUMBER            PERCENT        NUMBER            PERCENT
NAME OF BENEFICIAL OWNER                   OF SHARES          OF CLASS      OF SHARES          OF CLASS
------------------------                  -----------        -----------   -----------        -----------
Terry O. Hartshorn . . . . . . . . . .    212,000              1.7%         164,683               *
Alan R. Hoops. . . . . . . . . . . . .    190,000              1.5%         192,947             1.0%
David R. Carpenter . . . . . . . . . .      6,900                *           11,900               *
Gary L. Leary. . . . . . . . . . . . .      6,900                *           11,900               *
Warren E. Pinckert II. . . . . . . . .     10,500                *            7,216               *
David A. Reed. . . . . . . . . . . . .        300                *            3,200               *
Lloyd E. Ross. . . . . . . . . . . . .      1,500                *            5,900               *
Jean Bixby Smith . . . . . . . . . . .        230                *              925               *
Jeffrey Folick . . . . . . . . . . . .      4,000                *           76,500               *
Wayne Lowell . . . . . . . . . . . . .     18,800                *           36,602               *
Craig Schub. . . . . . . . . . . . . .          0                *           27,428               *
Jon Wampler. . . . . . . . . . . . . .      7,250                *           31,794               *
Roger Taylor, M.D. (4) . . . . . . . .          0                *            1,431               *
All Executive Officers and Directors
  as a group (21 persons). . . . . . .    488,880              3.9%         668,857             3.5%
----------------------------

 *  Less than 1 percent of class.

    (1) Information with respect to the beneficial ownership is based on information furnished to the Company by each person in this table. Each shareholder included in the table has sole voting and dispositive power with respect to the shares of Common Stock shown to be beneficially owned by the shareholder. Most of the shareholders included in this table reside in states having community property laws under which the spouse of the shareholder, in whose name the securities are registered, may be entitled to share in the management of their community property, which may include the right to vote or dispose of the shares of Common Stock.

    (2) Includes stock options of Class A Common Stock exercisable within 60 days for the following named individuals and group, and number of shares: Mr. Hartshorn, 89,000 shares; Mr. Hoops, 72,000 shares; Mr. Carpenter, 6,900 shares; Mr. Leary, 6,900 shares; Mr. Pinckert, 10,184 shares; Mr. Reed, 0 shares; Mr. Ross, 1,500 shares; Ms. Smith, 0 shares; Mr. Folick, 3,000 shares; Mr. Lowell, 14,500 shares; Mr. Schub, 0 shares; Mr. Wampler, 7,250 shares; and all Executive Officers and Directors as a group (21 persons), 241,234 shares.

    (3) Includes options of Class B Common Stock exercisable within 60 days for the following named individuals and group, and number of shares: Mr. Hartshorn, 80,000 shares; Mr. Hoops, 99,250 shares; Mr. Carpenter, 11,900 shares; Mr. Leary, 11,900 shares; Mr. Pinckert, 6,900 shares; Mr. Reed, 3,000 shares; Mr. Ross, 5,900 shares;

Ms. Smith, 500 shares; Mr. Folick, 72,146 shares; Mr. Lowell, 33,850 shares; Mr. Schub, 26,800 shares; Mr. Wampler, 31,300 shares; and all Executive Officers and Directors as a group (21 persons), 476,354 shares.

    (4) Dr. Taylor resigned as an Executive Vice President and Chief Medical Officer of the Company effective as of June 28, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                        PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

    The following documents are filed as part of this report. Consolidated financial statements and notes thereto are included in Part II, Item 8 of this
Report:

                                                                  PAGE REFERENCE
                                                                  --------------

  (a)1.  Financial Statements:
         Consolidated Balance Sheets as of September 30, 1996
           and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .22
         Consolidated Statements of Income for the fiscal
           years ended September 30, 1996, 1995 and 1994 . . . . . . . .23
         Consolidated Statements of Shareholders' Equity for
           the fiscal years ended September 30, 1996,
           1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . .24
         Consolidated Statements of Cash Flows for the fiscal
           years ended September 30, 1996, 1995 and 1994 . . . . . . . .25
         Notes to Consolidated Financial Statements. . . . . . . . . . .27
         Report of Ernst & Young LLP Independent Auditors. . . . . . . .39
         Quarterly Information for Fiscal Years 1996
           and 1995 (Unaudited). . . . . . . . . . . . . . . . . . . . .40

  2.     Financial Statement Schedule:
           Schedule II - Valuation and Qualifying Accounts . . . . . . .58


         All other schedules have been omitted since the required information is notpresent or is not present in amounts sufficient to require submission of theschedule, or because information required is included in the Financial Statements and related notes.

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

  10.1 Employment Agreement, dated as of April 1, 1993, between the Company and Terry Hartshorn [incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994].1

  10.2 Employment Agreement, dated December 1, 1994, between the Company and Alan Hoops [incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 1994].1

  10.3 Employment Agreement, dated December 12, 1994, between the Company and Jeffrey Folick [incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 1994].1

  10.4 Employment Agreement, dated February 22, 1990, between the Company and Wayne Lowell, as amended June 5, 1992 [incorporated by reference to
         Exhibit 28.3 to the Company's Registration Statement on Form S-3 (File No. 33-52438)].1

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

  10.7 Second Amended and Restated 1989 Stock Option Plan for Officers and Key Employees, as amended [incorporated by reference to Exhibit A to the Company's Proxy Statement, dated January 26, 1992].1

  10.8 First Amendment, dated as of November 20, 1995, to the Second Amended and Restated 1989 Stock Option Plan for Officers and Key Employees of PacifiCare Health Systems, Inc. [incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1996].1

  10.9 Amended 1992 Non-Officer Directors Stock Option Plan of PacifiCare Health Systems, Incorporate [incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 1995].1

  10.10 Second Amended and Restated 1992 Non-Officer Directors Stock Option Plan of PacifiCare Health Systems, Inc. [incorporated by reference to the Exhibit 99.08 to the Registration Statement on Form S-4 of N-T Holdings, Inc. (File No. 333-16271)]1

  10.11 PacifiCare Health Systems, Inc., Second Amended Non-Employee Director Compensation and Retirement Plan. 1

  10.12 Amended Long-Term Performance Incentive Plan, as amended [incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 1994].1

  10.13 Amended Management Incentive Compensation Plan, as amended [incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 1994].1

  10.14 Credit Agreement, dated as of October 31, 1996, among N-T Holdings, Inc., the several financial institutions from time to time party to the Credit Agreement, The Bank of New York, The Bank of Nova Scotia, Banque Nationale de Paris, Dai-Ichi Kangyo Bank, Ltd., The Industrial Bank of Japan Limited, RaboBank Nederland, Sanwa Bank of California, The Sumitomo Bank, Limited and Wells Fargo Bank, N.A., as co-agents, The Chase Manhattan Bank and CitiCorp USA, Inc., as managing agents, and Bank of America National Trust and Savings Association, as agent for the Banks [incorporated by reference to Exhibit 10.01 to the Registration Statement on Form S-4 of N-T Holdings, Inc. (File No. 333-16271)].

  10.15 Contribution and Indemnification Agreement, dated March 16, 1995 between the Company and UniHealth [incorporated by reference to
         Exhibit 10.01 to the Company's Registration Statement on Form S-3 (File No. 33-57783)].

  10.16 The PacifiCare Health Systems, Inc. Statutory Restoration Plan [incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995].1

  10.17 Amended and Restated Agreement and Plan of Reorganization, dated as of November 11, 1996, among PacifiCare Health Systems, Inc., N-T Holdings, Inc., Neptune Merger Corp., Tree Acquisition Corp. and FHP International Corp. [incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-4 of N-T Holdings, Inc. (File No. 333-16271)].

  11A    Computation of Earnings Per Share - Primary

  11B    Computation of Earnings Per Share - Fully Diluted

  21     List of Subsidiaries

  23     Consent of Ernst & Young LLP Independent Auditors

  27     Financial Data Schedules

         1 Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to
              Item 14(c) of Form 10-K.



(b) Reports on Form 8-K:

    The Company's current report on Form 8-K filed on September 23, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PACIFICARE HEALTH SYSTEMS, INC.


Date:  January 17, 1997      By  /s/            ALAN HOOPS
                             ---------------------------------------------------
                                            Alan Hoops, President
                                        and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                    DATE

/s/   TERRY HARTSHORN             Chairman of the Board       January 17, 1997
----------------------------
       Terry Hartshorn

                                        President,
                                 Chief Executive Officer,
                                       and Director
/s/      ALAN HOOPS           (Principal Executive Officer)   January 17, 1997
----------------------------
        Alan Hoops

                                Executive Vice President,
                               Chief Administrative Officer
                               and Chief Financial Officer
/s/     WAYNE LOWELL           (Principal Financial Officer)  January 17, 1997
----------------------------
       Wayne Lowell

                                    Vice President and
                                   Corporate Controller
/s/  MARY C. LANGSDORF       (Principal Accounting Officer)   January 17, 1997
----------------------------
      Mary C. Langsdorf

/s/   JEAN BIXBY SMITH                  Director             January 17, 1997
----------------------------
     Jean Bixby Smith

/s/  DAVID R. CARPENTER                 Director             January 17, 1997
----------------------------
    David R. Carpenter

/s/    GARY L. LEARY                    Director             January 17, 1997
----------------------------
        Gary L. Leary

/s/WARREN E. PINCKERT II                Director             January 17, 1997
----------------------------
    Warren E. Pinckert II

/s/    DAVID A. REED                    Director             January 17, 1997
----------------------------
        David A. Reed

/s/      LLOYD ROSS                     Director             January 17, 1997
----------------------------
        Lloyd Ross

                   PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (amounts in thousands)


                                                  ADDITIONS
                                        -----------------------------
                           BALANCE AT      CHARGED TO   CHARGED TO                    BALANCE AT
                           BEGINNING       COSTS AND      OTHER        DEDUCTIONS/      END OF
DESCRIPTION                OF PERIOD       EXPENSES      ACCOUNTS      WRITE-OFFS       PERIOD
--------------------------------------------------------------------------------------------------
Allowance for
   Doubtful Accounts

Year ended
   September 30, 1996      $   690         $  999        $   (85)       $   714         $  890
                         -------------------------------------------------------------------------
                         -------------------------------------------------------------------------

Year ended
   September 30, 1995      $   558         $  530        $ 1,498        $ 1,896         $  690
                         -------------------------------------------------------------------------
                         -------------------------------------------------------------------------

Year ended
   September 30, 1994      $ 1,155         $  532        $   263        $ 1,392         $  558
                         -------------------------------------------------------------------------
                         -------------------------------------------------------------------------
