Form 10-Q
period 1996-12-31
PACIFICARE HEALTH SYSTEMS INC
filed 1997-02-07
CIK 766456

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended____________________December 31, 1996_______

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



For the transition period from____________________to______________________




                            ------------------------------
                            Commission File Number 0-14181



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

         (Registrant's telephone number, including area code)(714) 952-1121
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No ___
                                       ----

As of January 31, 1997, there were 12,385,158 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 18,930,668 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Part 1:  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

PacifiCare Health Systems, Inc.
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                     December 31,  September 30,
(Amounts in thousands,                                   1996          1996
 except per share data)                              (Unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                            $   367,748     $  142,818
    Marketable securities                               594,734        557,275
    Receivables, net                                    156,212        169,545
    Prepaid expenses                                      8,876          8,274
    Deferred income taxes                                54,745         56,295
--------------------------------------------------------------------------------

         Total current assets                         1,182,315        934,207
--------------------------------------------------------------------------------

Property, plant and equipment, net                       91,239         93,816
Marketable securities -- restricted                      35,399         32,406
Goodwill and intangible assets                          227,422        228,834
Other assets                                             25,097         10,199
--------------------------------------------------------------------------------
                                                    $ 1,561,472    $ 1,299,462
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
    Medical claims and benefits payable             $   278,800    $   268,000
    Accounts payable and accrued liabilities            162,882        172,282
    Unearned premium revenue                            256,416         24,059
    Long-term debt due within one year                    1,511          6,323
--------------------------------------------------------------------------------
         Total current liabilities                      699,609        470,664
--------------------------------------------------------------------------------
Long-term debt due after one year                         1,370          5,183
Minority interest                                           391            391
Shareholders' equity:
    Preferred shares, par value $1.00 per share;
         20,000 shares authorized; none issued               --             --
    Class A common shares, par value $0.01 per
         share; 100,000 shares authorized; 12,380
         issued at December 31, 1996 and September
         30, 1996                                           124            124
    Class B common shares, par value $0.01 per
         share; 100,000 shares authorized; 18,922
         and 18,912 issued at December 31, 1996
         and September 30, 1996, respectively               189            189
    Additional paid-in capital                          373,405        370,442
    Unrealized gains on available-for-sale
         securities, net of taxes                         3,451          1,293
    Retained earnings                                   482,933        451,176
--------------------------------------------------------------------------------
         Total shareholders' equity                     860,102        823,224
--------------------------------------------------------------------------------
                                                    $ 1,561,472    $ 1,299,462
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------
                                                          Three  months ended
                                                              December 31,
(Amounts in thousands,                                  ------------------------
except per share data)                                      1996        1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Revenue:
    Commercial premiums                                $  498,832   $  431,074
    Government premiums (Medicare and Medicaid)           722,748      621,397
    Other income                                           13,295       11,853
--------------------------------------------------------------------------------

         Total operating revenue                        1,234,875    1,064,324
--------------------------------------------------------------------------------

Expenses:
Health care services:
    Medical services                                      490,792      422,333
    Hospital services                                     419,557      370,696
    Other services                                        128,996      101,680
--------------------------------------------------------------------------------

         Total health care services                     1,039,345      894,709
--------------------------------------------------------------------------------

Marketing, general and administrative expenses            153,135      132,257
Amortization of goodwill and intangible assets              1,861        2,274
--------------------------------------------------------------------------------

Operating income                                           40,534       35,084
Interest income                                            12,652       12,262
Interest expense                                             (350)        (513)
--------------------------------------------------------------------------------

Income before income taxes                                 52,836       46,833
Provision for income taxes                                 21,079       18,854
--------------------------------------------------------------------------------

Net income                                             $   31,757   $   27,979
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Weighted average common shares and equivalents
    outstanding used to calculate earnings per
    share                                                  31,800       31,648
--------------------------------------------------------------------------------

Earnings per share                                     $     1.00   $     0.88
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------
                                                          Three months ended
                                                              December 31,
                                                        ------------------------
(Amounts in thousands)                                     1996         1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Operating activities:
    Net income                                         $   31,757   $   27,979
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                      5,244        5,701
         Amortization of goodwill and intangible
           assets                                           1,861        2,274
         Provision for doubtful accounts                      296           93
         Deferred income taxes                                213          812
         Loss on disposal of equipment                        191           --
         Changes in assets and liabilities, net
           of effects from acquisitions:
            Accounts receivable                            13,037       (2,511)
            Prepaid, intangible and other assets          (13,745)       1,759
            Medical claims and benefits payable            10,800       36,000
            Accounts payable and accrued liabilities       (7,139)        (959)
            Unearned premium revenue                      232,357       18,929
--------------------------------------------------------------------------------

         Net cash flows provided by operating
           activities                                     274,872       90,077
--------------------------------------------------------------------------------

Investing activities:
    Purchase of marketable securities                     (33,964)      (2,981)
    Purchase of property, plant and equipment              (4,614)      (5,597)
    Purchase of marketable securities - restricted         (2,993)        (824)
    Acquisitions, net of cash acquired                       (358)         (46)
--------------------------------------------------------------------------------

         Net cash flows used in investing activities      (41,929)      (9,448)
--------------------------------------------------------------------------------

Financing activities:
    Principal payments on long-term debt                   (8,625)      (5,178)
    Proceeds from issuance of common stock                    612        2,694
--------------------------------------------------------------------------------

         Net cash flows used in financing activities       (8,013)      (2,484)
--------------------------------------------------------------------------------

Net increase in cash and equivalents                      224,930       78,145
Beginning cash and equivalents                            142,818      279,145
--------------------------------------------------------------------------------

Ending cash and equivalents                            $  367,748   $  357,290
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------
                                                          Three months ended
                                                               December 31,
                                                         -----------------------
(Amounts in thousands)                                      1996        1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Supplemental cash flow information
  Cash paid during the period for:
    Income taxes                                        $     794    $   4,020
    Interest                                            $     241    $     757
--------------------------------------------------------------------------------
Supplemental schedule of noncash investing
  and financing activities:
    Tax benefit realized upon exercise of stock
      options                                           $   2,351    $   1,594
    Disposition of equipment under sales-type lease     $   1,755    $      --
    Leases capitalized                                  $      --    $     120
--------------------------------------------------------------------------------
Details of unrealized gains on available-for-sale
  securities:
    Increase in marketable securities                   $   3,495    $   5,656
    Increase in deferred taxes                             (1,337)      (2,166)
--------------------------------------------------------------------------------
    Increase in shareholders' equity                    $   2,158    $   3,490
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Details of businesses acquired in purchase
  transactions:
    Fair value of assets acquired                       $     448     $     55
    Less liabilities assumed or created, including
     notes to seller                                           90            9
--------------------------------------------------------------------------------
    Net cash paid for acquisitions                      $     358     $     46
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See accompanying notes.

                           PACIFICARE HEALTH SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1996

                                     (unaudited)

NOTE 1 - BASIS OF PRESENTATION

    The interim condensed consolidated financial statements included herein have been prepared by PacifiCare Health Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K/A, filed with the SEC in January 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim condensed consolidated financial statements, and the consolidated results of its operations and its cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - PROPOSED FHP MERGER

    On December 31, 1996, the shareholders of the Company and FHP International Corporation ("FHP"), the Fountain Valley, California-based health care services company, approved the transaction whereby the Company will acquire FHP for a total purchase price expected to be approximately $2.2 billion (the "FHP Transaction"). FHP is a diversified health care services company which, through its HMO subsidiaries, serves approximately 1.9 million members in 11 states and Guam. FHP reported revenues of $4.2 billion and net income of $44.2 million for the fiscal year ended June 30, 1996. FHP also operates a health indemnity insurer, a workers' compensation insurer and a national preferred provider organization. FHP is one of the largest providers of health care services for Medicare beneficiaries in the United States. The FHP Transaction will result in the current operations of the Company in California, Florida, Oklahoma, Oregon, Texas and Washington being expanded to include operations in Arizona, Colorado, Illinois, Indiana, Kentucky, New Mexico, Nevada, Ohio, Utah and Guam. The FHP Transaction will be accounted for as a purchase, when the business combination is completed, and is designed to qualify as a tax-free exchange for the stock portion.

    As a result of the FHP Transaction, the Company and FHP will become wholly owned subsidiaries of N-T Holdings, Inc. ("PacifiCare Holding"). Shortly after the FHP Transaction becomes effective, it is the intention of PacifiCare Holding to change its name to PacifiCare Health Systems, Inc. and the Company will change its name to PacifiCare Operations Systems, Inc. Accordingly, PacifiCare Holding, on a going forward basis, will be the publicly held entity and thereby the registrant for SEC purposes.

    Terms of the FHP Transaction call for holders of FHP common stock to receive a package of consideration equal to approximately $37 per share to be paid in cash totaling $17.50 per FHP share and a combination of PacifiCare Holding Class A Common Stock, par value $0.01 ("Class A"), and PacifiCare Holding Class B Common Stock, par value $0.01 ("Class B") to equal a fixed total of .232 fractional shares of combined PacifiCare Holding common stock. The exchange ratios of Class A and Class B, based on the current number of outstanding shares of FHP common stock are 0.056 and 0.176, respectively. The number of shares to be issued in Class A is fixed at 2,350,000 total shares, therefore, the amount of shares of Class B and the exchange ratio split between Class A and Class B may vary based on the number of outstanding shares of FHP common stock at the time of the close of the FHP Transaction. In addition, stockholders of FHP common stock will receive rights to purchase the common stock of Talbert Medical Management Holdings Corporation, as soon as such rights can be legally distributed.

    On October 31, 1996, PacifiCare Holding entered into a credit agreement with Bank of America as Agent, and a syndicate of financial institutions (collectively, the "Banks") whereby the Banks are obligated to provide a five-year unsecured, revolving credit facility in an aggregate amount of $1.5 billion (the "Credit Facility"). The Company and FHP will provide guarantees under the Credit Facility. PacifiCare Holding may borrow the full amount of the Credit Facility to fund the cash portion of the consideration being paid to FHP shareholders and to pay a portion of the fees and expenses incurred in connection with the FHP Transaction. Thereafter, the Credit Facility will remain available for general corporate purposes. Interest on the borrowing under the Credit Facility will be based on any of the London Interbank Offering Rate, a base rate or competitive bid. The Credit Facility is subject to, among other things, various covenants usual for financing of this type, with financial covenants including a minimum net worth requirement, a fixed charge coverage ratio and a leverage ratio.


    The FHP Transaction has received most of the necessary regulatory approvals and is currently awaiting two state regulatory approvals, most notably from the California Department of Corporations. The FHP Transaction is expected to close in February 1997. For additional information regarding the FHP Transaction, please refer to the Registration Statement on Form S-4 of PacifiCare Holding filed with the Securities and Exchange Commission on November 18, 1996.

NOTE 3 - LONG-TERM DEBT

    Subsequent to establishing the Credit Facility (See Note 2 - "Proposed FHP Merger"), the Company's existing $250.0 million revolving line of credit with Bank of America National Trust and Savings Association and a syndicate of banks was terminated. There were no outstanding borrowings under the Credit Facility as of December 31, 1996.

    In anticipation of the close of the FHP Transaction, the Company paid $7.8 million to retire the remaining outstanding balance of its 8.8 percent privately placed senior debt in December 1996.

    Upon consummation of the FHP Transaction, PacifiCare Holding will assume $100 million senior notes of FHP (the "FHP Notes") by entering into a supplemental indenture, which will be dated as of the closing date of the FHP Transaction, with Chase Manhattan Bank. The FHP Notes carry an interest rate of 7.0 percent and mature on September 15, 2003.

NOTE 4 - SHAREHOLDERS' EQUITY

    In March 1996, the shareholders of the Company approved an amendment (the "Amendment") to the Company's Certificate of Incorporation, as amended, to increase the total number of authorized shares of stock which the Company has the authority to issue to 220,000,000. The Amendment increased the number of shares of the Class A Common Stock, par value $0.01 per share, which the Company is authorized to issue from 30,000,000 to 100,000,000, increased the number of shares of the Class B Common Stock, par value $0.01 per share, which the Company is authorized to issue from 60,000,000 to 100,000,000 and increased the total number of shares of preferred stock, par value $1.00 per share, which the Company is authorized to issue from 10,000,000 to 20,000,000.

NOTE 5 - CONTINGENCIES

    The Company is involved in legal actions in the normal course of business, some of which seek substantial monetary damages, including claims for punitive damages which are not covered by insurance. Additionally, the Company's programs, including services provided to government employees, are subject to retrospective audits by the respective regulating agencies in the normal course of business. After review, including consultation with counsel, management believes any ultimate liability in excess of amounts accrued which could arise from audits or legal actions would not materially affect the Company's consolidated financial position, results of operations or cash flows.

    The Company has set aside reserves in anticipation of negotiations relating to potential governmental claims for contracts with the United States Office of Personnel Management ("OPM"). The Company's HMO subsidiaries which provide managed health care services under the Federal Employees Health Benefits Program are subject to audit, in the normal course of business, by OPM. Currently, OPM audits for multiple periods are in various stages of completion for several of the Company's HMO subsidiaries. The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued which could arise upon completion of the audits by OPM of the health plans, would not materially affect the Company's consolidated financial position, results of operations or cash flows; however, such liability could be material to net income of a future quarter if resolved unfavorably.

NOTE 6 - SUBSEQUENT EVENTS

    On January 22, 1997, the Company signed a definitive agreement to sell the outstanding stock of its PacifiCare of Florida ("PCFL") subsidiary to Total Health Choice, a newly formed Florida subsidiary of Total Health Care, Inc. The terms of the agreement call for a purchase price which approximates the net book value of PCFL. Closing of the sale of PCFL is subject to various federal and state regulatory approvals. As of December 31, 1996, PCFL served approximately 35,000 commercial and Medicaid members.

Part I:  FINANCIAL INFORMATION

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents membership data by region and by consumer type as of the dates indicated.



                             AT DECEMBER 31, 1996              AT  DECEMBER 31, 1995

                                  Government                         Government
                                 (Medicare &                        (Medicare &
MEMBERSHIP DATA       Commercial   Medicaid)   Total     Commercial   Medicaid)    Total
-------------------------------------------------------------------------------------------
California            979,696     416,264   1,395,960     842,427     393,283   1,235,710
Florida                33,077       2,365      35,442      53,452       8,307      61,759
Oklahoma              116,683      23,432     140,115     106,462      19,949     126,411
Oregon                113,428      38,351     151,779      96,913      44,406     141,319
Texas                 117,425      62,707     180,132      86,662      52,485     139,147
Washington             91,187      50,494     141,681      71,779      40,307     112,086
-------------------------------------------------------------------------------------------
Total membership    1,451,496     593,613   2,045,109   1,257,695     558,737   1,816,432
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


                                                             Three  months ended
OPERATING STATISTICS                                             December 31,
                                                             -------------------
                                                              1996         1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Medical loss ratio (health care services as a
  percent of premium revenue)
     Consolidated                                            85.1%        85.0%
     Commercial                                              84.4%        85.8%
     Government (Medicare and Medicaid)                      85.5%        84.4%

Marketing, general and administrative expenses
  as a percent of operating revenue                          12.4%        12.4%

Operating income as a percent of operating revenue            3.3%         3.3%

Effective tax rate                                           39.9%        40.3%

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
                         Three Months Ended December 31, 1996
                                    Compared to the
                         Three Months Ended December 31, 1995

    Total operating revenue increased 16 percent to $1.2 billion for the three months ended December 31, 1996 from $1.1 billion for the same period in the prior year. Enrollment gains in the HMOs' commercial and government programs, offset slightly by decreases in commercial premium rates, contributed 15 percent of the increase in total operating revenue. The Company's specialty managed care products and services contributed the remainder of the increase in operating revenue.

    For the three months ended December 31, 1996, commercial HMO premiums increased $68 million to $499 million as compared to the same period in the prior year. Commercial HMO membership at

December 31, 1996 increased 15 percent, as compared to December 31, 1995, to approximately 1,451,500 members due to continued growth in all states except Florida. Commercial HMO membership growth provided the increase in commercial premiums, more than offsetting premium rate decreases averaging 1.4 percent. The Company's specialty managed care products and services contributed the remainder of the increase in operating revenue.

    Government premiums rose $102 million to $723 million for the three months ended December 31, 1996 from $621 million in the same period of fiscal year 1996. Enrollment gains in the Medicare programs, which offset losses in Medicaid membership, accounted for 47 percent of the increase for the three month period ended December 31, 1996. The remainder of the premium increase was attributable to average premium rate increases of 8.3% for the three months ended December 31, 1996 as compared to the same period in the prior year which reflect reductions in member paid supplemental premiums and the Company's continued withdrawal from low premium Medicaid programs.

    The decrease in the commercial medical loss ratio for the three months ended December 31, 1996 was primarily due to the implementation of more effective physician contracts, mainly in California. Additionally, the Company is experiencing improved performance in its PPO, indemnity and other specialty managed care products and services. Lower physician and specialty managed care costs were partially offset by increases in prescription drug costs.

    The increase in the medical loss ratio for the government programs reflects increased physician costs due to membership growth in areas with higher physician costs combined with lower member paid supplemental premiums and enhanced benefits provided to enrollees. These lower supplemental premiums and increased costs were partially offset by the average premium rate increases.

    Marketing, general and administrative expenses increased $21 million to $153 million for the three months ended December 31, 1996 from $132 million for the same period in fiscal year 1996. As a percentage of operating revenue, marketing, general and administrative expenses remained consistent with the same quarter in the prior year. Continued administrative efficiencies have allowed the Company to control its overhead, as well as continue investments in medical management systems.


    Net income increased 14 percent to $32 million for the quarter ended December 31, 1996 compared to $28 million in the same period in the prior fiscal year. Earnings per share of $1.00 were 14 percent higher than the prior year's quarterly earnings per share of $0.88.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital at December 31, 1996 was $483 million, an increase of $19 million from September 30, 1996. Cash flows provided by operations increased primarily due to advanced receipt of the January 1997 Health Care Financial Administration ("HCFA") Medicare premium payment.

    In October 1996, the Company established a $1.5 billion revolving credit facility with Bank of America National Trust and Savings Association and a syndicate of banks to finance the cash portion of the FHP Transaction. Subsequent to establishing the Credit Facility, the Company's existing $250.0 million revolving line of credit with Bank of America National Trust and Savings Association and a syndicate of banks was terminated. Additionally, the Company paid $7.8 million to retire the remaining outstanding balance of its 8.8 percent privately placed senior debt in December 1996. (See Notes 2 and 3 of the Notes to the Condensed Consolidated Financial Statements.) The Company has paid approximately $11 million in Credit Facility fees in the quarter ended
December 31, 1996, which have been recorded in noncurrent assets and will be amortized over the term of the loan.

    Upon consummation of the FHP Transaction, PacifiCare Holding will assume the FHP Notes by entering into a supplemental indenture, which will be dated as of the close of the FHP Transaction, with Chase Manhattan Bank. The Notes carry an interest rate of 7.0 percent and mature on September 15, 2003 (see
Note 3 of the Notes to the Condensed Consolidated Financials).


    As of October 1, 1996, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The statement also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption did not materially affect the Company's consolidated financial position, results of operations or cash flows.

    On October 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which provides an alternative to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 encourages, but does not require recognition of compensation expense for grants of stock, stock options and other equity instruments to employees based on the fair value. The statement also allows companies to continue to measure compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25. While recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The Company will continue with the intrinsic value based method prescribed by APB Opinion No. 25 and make pro forma disclosures of net income and EPS, as if the fair value based method of accounting defined in SFAS No. 123 had been applied beginning on October 1, 1996.

    FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements contained in this section, and throughout the document, are based on current expectations. These statements are forward looking and actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to the other risks discussed in other documents filed by the SEC.

    The following forward looking statements, except where specifically noted, exclude the potential impact of the integration of FHP into the Company subsequent to the FHP Transaction (see Note 2 of the Notes to the Condensed Consolidated Financial Statements). The impact of FHP has been excluded because the Company believes that it has insufficient information to make any projections and that disclosure of any potential impact would be premature.

    INDUSTRY COMPETITION AND CONSOLIDATION. The Company's business strategy is to solidify its position as one of the leading managed health care services companies. The pending FHP Transaction is consistent with this strategy as it offers significant synergies creating a combined company that would be better able to respond to the needs of consumers and customers, the increased competitiveness of the health care industry and the opportunities that changes in the health care industry might bring. While the Company believes that the acquisition will be successfully completed, the regulatory approvals required, including various state approvals, may not be obtained. For additional information regarding the FHP Transaction, please refer to the

Registration Statement on Form S-4 of PacifiCare Holding filed with the SEC on November 18, 1996. Increased competition could result in a decline in revenue or in price reductions. Factors which could influence increased competition include larger competitors being created through consolidation, intensification of price competition and the formation of new products by new and existing competitors, especially with respect to Medicare products.

    MEMBERSHIP GROWTH. Excluding the effects of the FHP Transaction, the Company's membership growth is expected to continue in 1997 in both the commercial and government programs but decline from the overall 15 percent growth rate experienced in the quarter ended December 31, 1996 as competition continues to increase and the Company shifts its emphasis from rapid growth to improved margin performance. The rate of membership growth is also expected to decline in 1997 with approximately 35,000 of expected membership losses with the Company's exit from the Florida market and additional losses as the Company continues to exit the Medicaid business in all markets. If the FHP Transaction is successfully completed, membership is expected to double solely as a result of the combination of the two companies. Had the business combination been closed as of December 31, 1996, total membership would have been approximately
3.9 million, an increase of 93 percent. Commercial and government membership would have been 2.9 million and 1.0 million, respectively. An unforeseen loss of membership could have a material adverse effect on the Company. Factors which could contribute to the loss of membership include without limitation, failure to obtain new customers or to retain existing customers, reductions in workforce by existing customers, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives or key employees or denial of accreditation by independent quality accrediting agencies.

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

    COMMERCIAL MEDICAL LOSS RATIO. The 1997 commercial medical loss ratio is expected to be lower than fiscal year 1996. The Company expects commercial premium rates to increase slightly as competitive pressures continue to ease and the Company pursues its strategic focus from membership growth to product performance, resulting in premium rate stabilization or increases for its HMO and PPO indemnity products. Without compromising its strategic focus on product performance, the Company continues to work with certain large employer groups and other purchasers of commercial health care services which continue to demand minimal premium rate increases or reductions in premium rates while limiting the number of choices offered to employees. Premium increases are expected to be slightly offset by the rate of increases in health care costs including prescription drugs. Increased provider experience in the newer markets, combined with continual renegotiation of current contracts in all markets, should begin to slightly decrease physician costs, improving the commercial medical loss ratio. Additionally, the pending sale of PCFL should contribute to a further decrease in the commercial medical loss ratio.

    GOVERNMENT MEDICAL LOSS RATIO. In September 1996, the Company was advised by HCFA that effective January 1997, its HMOs will receive a weighted average premium rate increase of approximately 6.1 percent. The Company expects to receive these rates barring any adverse federal legislation change. The 1997 medical loss ratio for the government programs is expected to be moderately higher than the fiscal year 1996 rate as competitive pressures in the Medicare market, requiring enhanced benefits with lower supplemental premiums, offset HCFA rate increases.

    The commercial and government medical loss ratio expectations discussed above could be affected by various uncertainties, including increases in medical and prescription drug costs, increases in utilization and costs of medical services and the effect of actions by competitors or groups of providers and termination of provider contracts or renegotiation thereof at less cost-effective rates or terms of payment. In addition, price increases in health care costs including prescription drug costs, which have been escalating faster than premium increases in recent years, as well as price increases for durable medical equipment and other covered items plus other factors, as discussed below, could also affect expectations.

    MARKETING, GENERAL AND ADMINISTRATIVE SUPPORT INVESTMENTS. Marketing, general and administrative expenses as a percentage of operating revenue in 1997 are expected to be slightly higher than fiscal year 1996. The Company plans to increase its investment in medical management to improve its medical loss ratios and expects increased investments in information services to maintain and enhance its current competitive advantage in information technology. In addition, employee incentives will be realigned with 1997 targets. Marketing, general and administrative expenses as a percentage of operating revenue for 1997 are expected to increase from fiscal year 1996 levels as the Company invests in the integration of FHP. Although the Company anticipates that the FHP Transaction will yield increased operating income partly resulting from a combination of reductions in marketing, general and administrative expenses, there can be no assurances that the anticipated benefits and synergies will be obtained. The ability of the Company to realize the anticipated benefits and synergies is subject to the following additional uncertainties, among others: the ability to integrate the Company's and FHP's management and information systems, on a timely basis, if at all; the ability to eliminate duplicative functions while maintaining acceptable performance levels; and the possibility that the integration of FHP will result in the loss of providers, employers, members or key employees of PacifiCare, FHP or their subsidiaries. Additionally, marketing, general and administrative expenses could be adversely impacted by the need for additional advertising, marketing, administrative, or management information systems expenditures and the inability to carry out marketing and sales plans.

    OFFICE OF PERSONNEL MANAGEMENT CONTINGENCIES. The Company intends to negotiate with the OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued which could arise upon completion of the audits by OPM of the health plans would not materially affect the Company's consolidated financial position, results of operations or cash flows; however, such liability could be material to net income of a future quarter if resolved unfavorably (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

    LIQUIDITY AND CAPITAL RESOURCES. The Company believes that cash flows from operations, the Credit Facility, existing cash and equivalents and marketable securities and other financing sources will provide sufficient liquidity for operations in the foreseeable future. However, cash flows could be adversely affected by changes in interest rates causing an increase in interest expense and the fact that the Company will be subject to greater operating leverage due to its higher levels of indebtedness if the FHP Transaction is consummated. Additionally, should the Credit Facility be fully drawn to fund the FHP Transaction or other business purpose, the Company's ability to make a payment on, or repayment of, its future obligations under the Credit Facility and the Notes will be significantly dependent upon the receipt of funds from the Company's subsidiaries. These subsidiary payments represent fees for management services rendered by the Company to the subsidiaries and cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various fiscal standards imposed by HMO or insurance regulations. These fiscal standards may, from time to time, impact the amount of funds paid by subsidiaries to the Company.

    LEGISLATION AND REGULATION. The Company's success is significantly impacted by federal and state legislation and regulation. Actual results may differ materially from expected results discussed throughout this document because of adverse state and federal legislation and regulation. This includes limitations on premium levels; increases in minimum capital and reserves and other financial viability requirements; prohibition or limitation of capitated arrangements or provider financial incentives; benefit mandates (including mandatory length of stay and emergency room coverage) and limitations on the ability to manage care and utilization of any willing provider or pharmacy laws. It also includes adverse actions of governmental payors, including unilateral reduction of Medicare and Medicaid premiums payable; discontinuance of or limitation on governmentally funded programs and recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees notwithstanding increases in medical costs due to competition, government regulation or other factors; adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors; and increase by regulatory authorities of minimum capital, reserve and other financial viability requirements.

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

              None

Item 3:  Defaults Upon Senior Securities

              None

Item 4:  Submission of Matters to a Vote of Security Holders

         The Company held a Special Meeting of Stockholders on December 31, 1996. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for or against, and the number of abstentions with respect to each matter. All proposals were approved by the stockholders.

    (a) The stockholders approved the Amended and Restated Agreement and Plan of Reorganization, dated as of November 11, 1996, among the Company, N-T Holdings, Inc., Neptune Merger Corp., Tree Acquisition Corp., and FHP International Corporation.

          FOR                        AGAINST                     ABSTAINED
          ---                        -------                     ---------
       9,948,938                      13,427                       2,811

    (b) The stockholders approved an amendment to the Certificate of Incorporation of the Company.

    CLASS A
          FOR                        AGAINST                     ABSTAINED
          ---                        -------                     ---------
      10,026,490                      13,085                       3,392

    CLASS B
          FOR                        AGAINST                     ABSTAINED
          ---                        -------                     ---------
      13,290,051                      11,200                      13,048

    (c) The stockholders approved the Second Amended 1992 Non-Officer Directors Stock Option Plan of PacifiCare Health Systems, Inc.

          FOR                        AGAINST                     ABSTAINED
          ---                        -------                     ---------
       9,931,343                     538,475                       8,107

Item 5:  Other Information

              None

Item 6:  Exhibits and Reports

         a) Exhibit Index

              Exhibit 11A Computation of Net Income per Share of Common Stock - Primary

              Exhibit 11B Computation of Net Income per Share of Common Stock - Fully Diluted

              Exhibit 27     Financial Data Schedules (filed electronically)


         b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      SIGNATURES
                                      ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PACIFICARE HEALTH SYSTEMS, INC.
                           -------------------------------
                                     (Registrant)



Date:         February 7, 1997            By:     /s/  Alan Hoops
          -------------------------             -------------------------
                                                       Alan Hoops
                                                       President,
                                                Chief Executive Officer
                                                      and Director


Date:         February 7, 1997            By:     /s/  Wayne Lowell
          -------------------------             -------------------------
                                                       Wayne Lowell
                                                 Executive Vice President,
                                            Chief Administrative Officer and
                                                  Chief Financial Officer